Form 10-K/A
period 2006-12-31
GEOPETRO RESOURCES CO
filed 2007-05-07
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $110,874,342 based on the closing sale price of $4.95 per share as reported by the American Stock Exchange on May 2, 2007.

The number of shares of the registrant’s common stock outstanding on May 3, 2007 was 29,359,718.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GeoPetro Resources Company is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10K for the fiscal year ended to include certain Unaudited Supplementary Quarterly Financial Data previously omitted from the Annual Report on Form 10K.

 Other than that described above, no changes have been made to any Items previously filed in the Form 10K, and this Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

 Pursuant to the rules of the Securities and Exchange Commission, the company has included currently dated certifications from its principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes—Oxley Act of 2002.

GEOPETRO RESOURCES COMPANY

TABLE OF CONTENTS

PART II
Item 8.	Financial Statements and Supplementary Data

Signatures

Exhibits

PART II

Item 8. Financial Statements and Supplementary Data

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

2006	First	Second	Third	Fourth
Revenues	$1,498,453	$1,969,064	$1,705,140	$1,543,703
Income (loss) from operations	$119,566	$(124,231)	$(267,975)	$(39,548)
Net income (loss)	$(73,077)	$(249,540)	$(489,224)	$(199,965)
Earnings per common shares:
Basic	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

2005	First	Second	Third	Fourth
Revenues	$1,588,204	$1,621,750	$2,824,093	$1,941,943
Income (loss) from operations	$240,023	$371,942	$1,357,935	$886,637
Net income (loss)	$12,543	$177,035	$1,189,929	$731,567
Earnings per common shares:
Basic	$0.00	$0.01	$0.06	$0.03
Diluted	$0.00	$0.01	$0.05	$0.03

The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share because each period’s computation is based on the weighted average number of shares outstanding during that period.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2007.

GEOPETRO RESOURCES COMPANY
By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 3, 2007.

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	May 3, 2007
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice President of Exploration and	May 3, 2007
David V. Creel	Director

/s/ J. Chris Steinhauser	Vice President of Finance and	May 3, 2007
J. Chris Steinhauser	Chief Financial Officer, Principal Accounting Officer and Director

/s/ Kevin M. Delehanty	Director	May 3, 2007
Kevin M. Delehanty

/s/ Thomas D. Cunningham	Director	May 3, 2007
Thomas D. Cunningham

/s/ David G. Anderson	Director	May 3, 2007
David G. Anderson

/s/ Nick DeMare	Director	May 3, 2007
Nick DeMare

3

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

*                    Filed herewith

4