Form 10-Q
period 2007-03-31
GEOPETRO RESOURCES CO
filed 2007-05-15
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

There were 29,547,075 shares of no par value common stock outstanding on May 15, 2007.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.                  Financial Statements.

GEOPETRO RESOURCES COMPANY
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 (unaudited)

Consolidated Statements of Cash Flows for three months ended March 31, 2007 and March 31, 2006 (unaudited)

Notes to Consolidated Financial Statements

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$987,780	$734,561
Accounts receivable — oil and gas sales	776,308	394,337
Accounts receivable — other	70,400	115,770
Related party notes receivable	1,000,000	1,000,000
Prepaid expenses	63,938	121,413
Total current assets	2,898,426	2,366,081

Oil and Gas Properties, at cost (full cost method):
Unevaluated properties	4,808,978	4,503,481
Evaluated properties	44,374,441	43,701,510
Less—accumulated depletion and impairments	(12,129,208)	(11,557,257)
Net oil and gas properties	37,054,211	36,647,734

Furniture, Fixtures and Equipment, at cost, net of depreciation	36,556	41,547

Other Assets — deposits and other noncurrent assets	6,867	6,116

Total Assets	$39,996,060	$39,061,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$1,231,328	$654,427
Short term notes payable	1,773,267	982,301
Interest payable	24,044	73,205
Dividends payable	—	133,438
Production taxes payable	138,834	662,905
Other taxes payable	3,616	9,206
Royalty owners payable	1,070,977	951,271
Net profits interest payable	248,321	137,589
Total current liabilities	4,490,387	3,604,342

Asset Retirement Obligations	50,020	48,842

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Equity:
Series AA preferred stock, no par value; 5,000,000 shares authorized, 0 shares after conversion on March 28, 2007 and 1,890,710 shares issued and outstanding at December 31, 2006. Liquidation value was $6,750,923 at December 31, 2006	—	5,924,068
Common stock, no par value; 100,000,000 shares authorized 29,359,718 and 27,423,758 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	46,092,896	40,112,265
Additional paid-in capital	1,091,791	918,381
Treasury stock, at cost; 1,257,043 shares held at March 31, 2007 and December 31, 2006, respectively	(1,152,435)	(1,152,435)
Accumulated deficit	(10,576,599)	(10,393,985)
Total shareholders’ equity	35,455,653	35,408,294
Total Liabilities and Shareholders’ Equity	$39,996,060	$39,061,478

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$1,823,342	$1,498,453

Costs and expenses:
Lease operating expense	427,277	266,223
General and administrative	759,356	548,864
Net profits interest	184,204	158,603
Depreciation and depletion expense	576,942	405,197
Total costs and expenses	1,947,779	1,378,887

Income (loss) from operations	(124,437)	119,566

Other Income and (Expense):

Interest expense	(86,182)	(48,549)
Interest income	28,005	434
Total other expense	(58,177)	(48,115)

Net Income (Loss) Before Taxes	(182,614)	71,451

Income tax expense	—	(13,991)

Net Income (Loss) After Taxes	(182,614)	57,460

Preferred stock dividend	—	(130,537)

Net Loss Available to Common Shareholders	$(182,614)	$(73,077)

Earnings (Loss) per Share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic	27,526,895	21,839,538
Diluted	27,526,895	21,839,538

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:

Net income	$(182,614)	$57,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	576,942	405,197
Stock compensation expense	34,935	16,616
Non-cash interest expense	38,742	35,398
Asset retirement obligations	707	484
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(381,971)	233,045
Decrease in other receivables	45,370	6,154
(Increase) decrease in prepaid expenses	57,475	(91,433)
Deposits and other noncurrent assets	(750)	—
Increase in trade payables	576,900	3,129,718
Increase (decrease) in interest payable	(49,162)	13,151
Decrease in dividends payable	(133,438)	(2,901)
Decrease in production taxes payable	(524,071)	(207,574)
Decrease in other taxes payable	(5,590)	(21,072)
Increase (decrease) in royalty owners payable	119,707	(89,276)
Increase (decrease) in net profit interest payable	110,732	(90,955)
Increase in asset retirement obligations	471	—
Net cash provided by operating activities	$284,385	$3,394,012

Cash Flows from Investing Activities:

Oil and gas property expenditures	(945,895)	(6,423,659)
Net cash used in investing activities	(945,895)	(6,423,659)

Cash Flows from Financing Activities:

Increase in deposit in trust	—	(10,867,849)
Increase in restricted cash	—	(2,000,075)
Proceeds from sale of common shares, option and warrant exercises, net	71,729	14,453,657
Payments of preferred dividends	—	(130,537)
Proceeds from promissory notes, net	1,000,000	1,000,000
Payments of loan fee	(57,000)	(30,000)
Repayments of promissory notes	(100,000)	—
Deferred offering costs	—	881,159
Net cash provided by financing activities	914,729	3,306,355

Net Increase in Cash and Cash Equivalents:	253,219	276,708

Cash and Cash Equivalents:
Beginning of period	734,561	914,826
End of period	$987,780	$1,191,534

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47,440	$—

Cash paid for income taxes	$—	$(13,991)

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited — Prepared by Management)

1.             ORGANIZATION AND NATURE OF OPERATIONS:

These financial statements are included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2006. In the opinion of management, the financial statements herein contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

GeoPetro — GeoPetro Resources Company (“GeoPetro”, “Company” “, “we” or “us”) was originally incorporated as GeoPetro Company under the laws of the State of Wyoming in 1994 to participate in the oil and gas acquisition, exploration, development and production business in the United States and internationally. GeoPetro Company was subsequently merged into GeoPetro Resources Subsidiary Company, a California corporation, on June 28, 1996. GeoPetro’s name was then changed to GeoPetro Resources Company. GeoPetro’s corporate offices are in San Francisco, California. The accompanying consolidated financial statements include the accounts of GeoPetro and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations — Although GeoPetro is not a development stage enterprise, the company has a limited operating history upon which an evaluation of its business prospects can be based. The risks, expense, and difficulties encountered by early stage companies must be considered when evaluating GeoPetro’s business prospects. GeoPetro incurred a net loss of $182,614 and $73,077 for the three months ended March 31, 2007 and 2006, and had an accumulated deficit at March 31, 2007 of $10,576,599. GeoPetro expects to make significant capital expenditures in the foreseeable future. Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures through the end of 2007 and to follow through with plans for continued investments in oil and gas properties. GeoPetro’s success, in part, depends on its ability to generate additional financing, farm-out certain of its projects and manage its relations with the companies that provide exploration and development services. GeoPetro’s success also depends on its ability to effectively manage growth and develop proven reserves. Additionally, GeoPetro’s operations are subject to all of the environmental and operational risks normally associated with the oil and gas industry. GeoPetro maintains insurance that is customary in the industry.

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

In July 2005, GeoPetro entered into agreements with unaffiliated companies that have purchased and are operating a dedicated gas treatment plant and related pipelines to process and transport GeoPetro’s gas from the Madisonville Project in Madison County, Texas. These agreements are discussed in detail in Note 10 to the financial statements included in our Form 10-K for the year ended December 31, 2006. In connection with the Madisonville Project, GeoPetro re-completed an existing well for production from the Rodessa formation interval at approximately 11,800 feet of depth and completed an injection well for disposal of waste gasses from the production well. GeoPetro initiated gas sales from the Madisonville Project in May 2003. A second well was drilled, tested and completed during 2004 and is presently producing on a restricted rate awaiting a planned expansion of the gas treatment plant.  Two additional development wells were drilled during 2006. Another well is planned for drilling during late 2007 in the Madisonville Project.

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

	March 31,	December 31,
	2007	2006
Asset retirement obligations, beginning of period	$48,842	$26,641
Liabilities incurred	471	19,537
Accretion expense	707	2,664
Asset retirement obligations, end of period	$50,020	$48,842

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

GeoPetro maintains several cash accounts with three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2007, the uninsured bank balance was $1,022,458. GeoPetro has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

For the three months ended March 31, 2007 and year ended December 31, 2006, the Company had sales to customers exceeding 10% of total sales as follows:

	March 31, 2007	December 31, 2006
Customer A	57%	79%
Customer B	43%	21%

At March 31, 2007, the Company had accounts receivable balances from Customer B of  $776,308, or 92%, and from Customer A of  $394,337 or 77% at December 31, 2006 of total accounts receivable respectively.

Allowance for Doubtful Accounts — Trade accounts receivable are recorded at net realizable value. If the financial condition of GeoPetro’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. There was no activity in the allowance for doubtful accounts as of March 31, 2007 and December 31, 2006.

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

Stock-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three months ended March 31, 2007 $34,935 to income from continuing operations and income before income taxes, of which the entire amount was recorded to general and administrative expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2005: risk-free, weighted-average interest rates ranging from 2.52 to 3.75 percent, expected dividend yield of 0 percent, expected life of 5 years from the date of grant, and expected volatility of 10 and 25 percent. After the initial public offering on March 30, 2006, an expected volatility factor of 58% was used for the newly issued common stock options and the extension of common stock options and warrants. A newly issued stock option is an option that was granted on or after March 30, 2006 or a previously granted stock option or warrant that is modified on or after March 30, 2006. The fair value of all newly issued stock options grants in 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants and modifications of prior grants made on or after March 30, 2006 for the three months ended March 31, 2007: risk-free, weighted average interest rate of 4.9 percent based on the U.S. Treasury yield curve in effect at the time of grant, expected dividend yield of 0 percent, expected life of 5 years from the date of grant (the remaining term of the option in the case of option extensions), and expected volatility of 58%. GeoPetro selected 10 publicly traded “small cap” companies whose primary business is oil and gas exploration and production.  Small cap, for purposes of this analysis, is defined as companies with a market capitalization under $1 billion.  From this peer group of similar companies, GeoPetro randomly selected 10 companies and derived expected volatility factors for the most recent completed fiscal years for each entity as reported in their recently filed 10K or 10KSB Annual Reports with the Securities and Exchange Commission.  Where the expected volatilities were expressed as a range, a simple average of the range is used as an expected volatility for that entity.

A description of the common stock options outstanding as of March 31, 2007 are included in Note 6.

Income (Loss) Per Common Share — Basic earnings per share excludes dilution and is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared from the earnings of the entity. Potential common shares for the periods ended March 31, 2007 and 2006 were excluded from the earnings per share computation because the Company incurred net losses and were anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Net Income (Loss) and Adjustments:
Net Income (Loss) Available to Common Shareholders	$(182,614)	$(73,077)
Adjustments	Anti-dilutive	Anti-dilutive
Net Earnings (Loss) for Diluted Calculation	$(182,614)	$(73,077)

Shares:
Weighted Average Shares Outstanding	27,526,895	21,839,538
Outstanding Options	Anti-dilutive	Anti-dilutive
Series A Preferred Stock - Conversion	Anti-dilutive	Anti-dilutive
Outstanding Warrants	Anti-dilutive	Anti-dilutive
Average Number of Shares for Diluted Calculation	27,526,895	21,839,539
Diluted EPS	$(0.01)	$(0.00)

Cash Equivalents — Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

New Accounting Pronouncements --- In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). It became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. We adopted FIN 48 effective January 1, 2007 (See Note 8).

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP. Although this statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 is not required for these financial statements, and we are currently determining the impact, if any, that SFAS No. 159 will have on our future financial statements.

3.             SHORT TERM NOTES PAYABLE:

Short term notes payable at three months ended March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Promissory note dated January 31, 2006, payable to Pinehill Capital; collateralized with an undivided 5% of the net cash flow in GeoPetro’s Madisonville Project; payable on or before October 31, 2007 (a)	$1,000,000	$1,000,000

Promissory note dated February 1, 2007 payable on or before October 31, 2007 (b)	500,000	—

Promissory note dated February 6, 2007 payable on or before October 31, 2007 (c)	300,000	—

Promissory note dated February 1, 2007 payable on or before October 31, 2007 (d)	100,000	—
	1,900,000	1,000,000
Less discount on promissory notes	(126,733)	(17,699)
	$1,773,267	$982,301

(a)          The Company issued a $1,000,000 short term promissory note on January 31, 2006 with a maturity date of January 31, 2007.  The note may be repaid at any time without penalty.  In the event the note is not repaid by the maturity date, the Company has agreed to dedicate 5% of the net cash flow from the Madisonville Project in Texas toward the repayment of the note and any accrued interest thereon.  In connection with the note, the Company paid a loan origination fee of $30,000 and granted a three-year warrant exercisable to purchase 150,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $182,390, as well as the $30,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. On February 1, 2007, the maturity date was extended to October 31, 2007. The Company has paid $80,000 accrued interest thru January 31, 2007. In connection with the extension, the Company paid a loan extension fee of $30,000 and granted a three-year warrant exercisable to purchase 50,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $57,242, together with the $30,000 loan extension fee, were recorded as a debt discount and are being amortized over the life of the promissory note.  As of March 31, 2007, the unamortized debt discount was $67,855.

(b)         The Company issued a $500,000 short term promissory note payable on February 1, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty.  The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $15,000 and granted a three-year exercisable warrant to purchase 25,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $27,072, as well as the $15,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of March 31, 2007, the unamortized debt discount was $32,723.

(c)          The Company issued a $300,000 short term promissory note payable on February 6, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty. The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $9,000 and granted a three-year exercisable warrant to purchase 15,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $16,214, as well as the $9,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of March 31, 2007, the unamortized debt discount was $19,611.

(d)         The Company issued a $100,000 short term promissory note payable on February 1, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty. The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $3,000 and granted a three-year exercisable warrant to purchase 5,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $5,414, as well as the $3,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of March 31, 2007, the unamortized debt discount was $6,544.

4.             RELATED PARTY TRANSACTIONS:

There were no material changes in related party transactions from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2006, except:

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

5.             SHAREHOLDERS’ EQUITY:

GeoPetro’s articles of incorporation allow for the issuance of 100,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock (“Series A Stock”), 5,000,000 shares of Series AA preferred stock (“Series AA Stock”), and an additional 44,000,000 shares of preferred stock which may be issued from time to time in one or more series.

During the three  months ended March 31, 2007, the following issuances of common stock were made:

	Preferred Stock Series AA		Common Stock
	Shares	Amount	Shares	Amount
Balances, December 31, 2006	1,890,710	$5,924,068	27,423,758	$40,112,265
Issuance of common stock for cash	—	—	45,250	56,563
Series AA preferred stock conversion	(1,890,710)	(5,924,068)	1,890,710	5,924,068
Balances, March 31, 2007	—	$—	29,359,718	$46,092,896

Conversion of Series A Stock — On March 28, 2007, all 1,890,710 of the Company’s outstanding shares of Series AA Stock automatically converted into 1,890,710 shares of our common stock, no par value per share.  Under the Company’s Amended and Restated Articles of Incorporation, and as more fully described in Note 7 included in our Form 10K for the year ended December 31, 2006, the Series AA stock automatically converts into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for our common shares is at least $5.25 per share for any consecutive ten trading days, which condition was met on March 27, 2007.  Dividends accrued on the Series AA Stock at a rate of $0.28 per annum, per share, while the Series AA Stock was outstanding.  In 2006, dividends paid on the Series AA Stock totaled $529,400. Pursuant to the terms of the Series AA Stock, no dividends are payable for the first quarter of 2007.

6.             COMMON STOCK OPTIONS:

There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2006.  The options outstanding as of March 31, 2007 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
750,000	750,000	0.50	1.08
1,290,000	1,290,000	2.00	0.75
1,750,000	1,070,000	2.10	6.18
150,000	0	3.85	4.05
10,000	4,000	4.25	2.76
10,000	2,000	6.25	3.20
3,960,000	3,116,000

As of March 31, 2007, there are 3,116,000 options which are exercisable. The remaining 844,000 options will become exercisable ratably over the next four years.

7.             COMMON STOCK WARRANTS:

On February 12, 2007, the Company issued a two-year exercisable common stock warrant to purchase 20,000 Common Shares at $3.50 per share to an unaffiliated third party for geophysical services. The purchase right under the warrant has an expiration date of February 12, 2009 unless terminated earlier in accordance with the stock warrant purchase agreement.

On February 28, 2007, the Company issued a two-year exercisable common stock warrant to purchase 5,000 Common Shares at $4.51 per share to the same party as above for geophysical services. The purchase right under the warrant has an expiration date of February 28, 2009 unless terminated earlier in accordance with the stock warrant purchase agreement.

The fair value of the warrants totalled $32,533 and was capitalized in oil and gas properties as part of the U.S. cost pool.

In addition, during the three months ended March 31, 2007, the Company issued common stock warrants in connection with promissory notes payable.  These warrant issuances are discussed in Note 3.

8.                                      INCOME TAXES:

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company has unrecognized tax benefits of $86,000 as of the date of adoption. No corresponding interest and penalties have been accrued as the Company is in a net operating loss position.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  There is currently a federal income tax audit for the 2004 tax year in progress.   There are currently no other federal or state income tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002.  The Company does, however, have net operating losses generated in tax years 1995 and after, which remain open for examination.

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.  Where it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value.

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the first quarter of 2007 and for the year ended December 31, 2006 is zero percent.

9.                                      COMMITMENTS AND CONTINGENCIES:

There were no material changes to commitments and contingencies from those disclosed in the audited annual   consolidated financial statements for the year ended December 31, 2006 except as disclosed in Note 8 herein, and as follows:

Salary Increases — On December 18, 2006, the independent members of the board of directors, acting on the recommendations of Stuart J. Doshi, the President and CEO, voted to increase the salaries of Messrs. Creel and Steinhauser, officers of the Company, to $163,200 annually effective January 1, 2007.

10.          SUBSEQUENT EVENTS:

On April 25 and May 9, 2007, an officer and director exercised warrants to purchase 80,000 and 70,000 shares of common stock, respectively, at an exercise price of $2.00 per share. The warrants were granted on June 18, 2000 and had an expiration date of June 30, 2007.

On May 11 and May 14, 2007, 12,357 and 25,000 shares of common stock, respectively, were issued for gross and net proceeds of $130,750 pursuant to the exercise of warrants.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

GeoPetro Resources Company (the “Company”, “we” or “us”) is a California incorporated oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 1.56 million gross (396,080 net) acres, consisting of mineral leases, production sharing contract and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1 and the Fannin#1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2007. We expect the majority of our capital expenditures in 2007 to be the costs of drilling and completing wells in the Madisonville Field.

Results of Operations

The financial information with respect to the three months ended March 31, 2007 and 2006 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$1,823,342	$1,498,453
Lease operating expense	427,277	266,223
General and administrative	759,356	548,864
Net profits expense	184,204	158,603
Depreciation and depletion expense	576,942	405,197
Earnings (loss) from operations	(124,437)	119,566
Net income (loss)	(182,614)	57,460
Net income (loss) attributable to common shareholders	$(182,614)	$(73,077)

Revenue and Operating Trends in 2007

As discussed in the “Properties — Texas — Madisonville Project” section in our Annual Report on Form 10-K for the year ended December 31, 2006, in order to produce the gas reserves from the Rodessa Formation, we developed an onsite plan to treat and remove impurities from the Madisonville Project natural gas in order to meet pipeline-quality specifications. In 2003, the construction and installation of a natural gas treatment plant with a designed capacity of 18 MMcf/d and associated pipeline and gathering facilities were completed.  The treatment plant and associated pipeline and gathering facilities are owned by an unaffiliated third party. The natural gas plant is currently treating approximately 16.5 MMcf/d of inlet natural gas from our Magness and Fannin Wells.

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

While there can be no assurance, the higher production rates from our wells combined with the lower average treating fees per Mcf, may result in higher net production and increased revenue during later periods in 2007 as compared to the first quarter of 2007 and prior periods.

Industry Overview for the three months ended March 31, 2007

The first quarter of 2007 saw strengthening natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of March 30, 2007, was $6.80 versus  $5.40 as of December 29, 2006.  Natural gas prices improved during the quarter due to higher demand induced by cold temperatures experienced in many parts of the United States, among other factors.

Company Overview for the three months ended March 31, 2007

Our net loss after taxes for the quarter ended March 31, 2007 was $182,614.  From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through March 31, 2007 of $10,576,599. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our oil and natural gas sales for the quarter ended March 31, 2007 were derived from our Madisonville Project, from two producing wells, the UMC Ruby Magness #1 well (the “Magness Well”) and the Angela Farris Fannin #1 well (the “Fannin Well”).

Comparison of Results of Operations for the three months ended March 31, 2007and 2006

During the three months ended March 31, 2007, we had oil and natural gas revenues of $1,823,342. Our net production was 522,996 thousand cubic feet (Mcf) of natural gas at an average price of $3.49 per Mcf.

During the three months ended March 31, 2006, we had oil and natural gas revenues of $1,498,453.  Our net production for the three months ended March 31, 2006 was 468,578 Mcf at an average price of $3.20 per Mcf.  Revenues increased in the three months ended March 31, 2007 as compared to the prior year period due to higher gas prices and 12% higher production volumes.  Prices were approximately 9% higher for the three months ended March 31, 2007 versus the same period in 2006.

During the three months ended March 31, 2007, we incurred lease operating expenses of $427,277. Our average lifting cost for the 2007 period was $0.82 per Mcf. During the three months ended March 31, 2006, we incurred lease operating expenses of $266,223. Our average lifting cost for the 2006 period was $0.57 per Mcf. The higher average lifting cost in first quarter 2007 was due to a workover done on the Magness well and production taxes attributable to the Fannin #1 well. The Fannin #1 well was not placed on production until March 2006. The production for the Magness and the Fannin wells is at present limited to the current treatment plant’s capacity of up to 18,000 Mcf/d.  Therefore, the production from the Fannin #1 and the Magness #1 wells is limited to a rate that is below the combined productive flow capability of the wells.  A majority of the lease operating costs are fixed costs such as chemical treatments for the wells, insurance, ad valorem tax, and salaries paid to the field personnel. During the three months ended March 31, 2007, the total lease operating costs for the Magness #1 well were $171,565 versus $229,008 in the same period of 2006. The net production of the Magness #1 well was 171,303 Mcf for the three months ended March 31, 2007 compared to 376,181 Mcf in same period of 2006. Most of the production decrease is attributable to natural declines.  As a result, the average lifting cost for the Magness #1 well was $1.00 per Mcf for the three months ended March 31, 2007 versus $0.61 per Mcf in the same period of 2006.  The average lifting cost for the Fannin #1 well was $0.73 per Mcf for the three months ended March 31, 2007.  The Fannin #1 well’s average lifting cost was lower than the Magness #1 well due mainly to the cost of the Magness #1 workover performed in the first quarter of 2007.

During the three months ended March 31, 2007, we incurred net profits interest expense of $184,204 associated with the Magness and the Fannin wells as compared to $158,603 during the three months ended March 31, 2006. The 16% increase resulted from higher gas prices as well as higher production volumes in the three months ended March 31, 2007 versus 2006. The net profits interest is 12.5% of the net operating profits from our Magness and Fannin wells.

General and administrative expenses for the three months ended March 31, 2007 were $759,356 compared to $548,864 for the three months ended March 31, 2006. This represents a $210,492 increase over the prior year period due primarily to U.S. and Canada public company filling fees, and costs associated with our SEC registration statement, listing on the American Stock Exchange and ongoing filing requirements.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended March 31, 2007 was $576,942 as compared to $405,197 in the same period of 2006, which amounts primarily represent amortization of the U.S. full cost pool for the three months ended March 31, 2007 and 2006, respectively. The increase was due to higher net production in the three months period of 2007 and an increase in the amount of capitalized cost in the U.S. full cost pool.

Loss from operations totaled $124,437 for the three months ended March 31, 2007 as compared to income from operations of $119,566 for the three months ended March 31, 2006. The increase in the loss from operations was due primarily to higher lease operating, general and administrative and depletion costs.

Other income for the three months ended March 31, 2007 and 2006 consisted of interest income in the amount of $28,005 and $434, respectively. The reason for the increased interest income was higher average cash and cash equivalent balances during the 2007 period as compared to 2006 period.

During the three months ended March 31, 2007 and 2006, we incurred interest expense of $86,182 and $48,549, respectively. The higher interest expense in the current period was due to short-term borrowings which were incurred to complete the Mitchell well as well as a workover performed on the Magness well.

Net loss before taxes for the three months ended March 31, 2007 was $182,614 as compared to net income before taxes of $71,451 for the three months ended March 31, 2006. The net loss during 2007 was primarily due to higher lease operating, general and administrative and depletion costs.

Income tax expense for the three months ended March 31, 2007 was $-0- compared to $13,991 in the same period of 2006. The decreased income tax expense was due to net loss occurred in the three months ended March 31, 2007.

Recent Developments

On September 29, 2006, we sold to CNPC 70% of our shareholding in C-G Bengara and our interest in the Bengara Block, reducing our interest from 40% to 12%. CNPC is a wholly owned subsidiary of CNPC (Hong Kong) Ltd. who is party to the agreements as guarantor. CNPC (Hong Kong) Ltd. is a publicly held company based in Hong Kong and its shares trade on the Hong Kong Stock Exchange under the listing number 0135.HK. CNPC (Hong Kong) Ltd. is a 52% owned subsidiary of the China National Petroleum Company based in Beijing, PRC. See the “Properties—Description of Properties—Indonesia” section in our Annual Report on Form 10K for the year ended December 31, 2006.

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

In February 2007, we borrowed $900,000 pursuant to three promissory notes bearing interest at 8% per annum.  The notes mature on October 31, 2007.  In connection with these notes, we paid loan origination fees totaling $27,000 and issued three year warrants exercisable to purchase 45,000 shares of our common stock at $3.50 per share which expire in February 2009.

In February 2007, we received an extension of the maturity date of our promissory note for $1,000,000 payable to Pine Hill Capital, LLC to October 31, 2007.  In connection with the extension, we paid a loan extension fee of $30,000 and granted a three-year warrant to purchase 50,000 shares of our common stock at $3.50 per share.  If we do not repay the note by October 31, 2007, we are required to dedicate 5% of our net cash flow from the Madisonville Project located in Madison County, Texas, toward the unpaid principal and all accrued and unpaid interest on the note, until all such amounts are paid in full.  Net cash flow means our gross revenues, less royalties, production taxes and net profits interest expense.

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

On March 28, 2007, all 1,890,710 of our outstanding shares of our Series AA Stock automatically converted into 1,890,710 shares of our common stock. Under our Amended and Restated Articles of

Incorporation, the Series AA stock automatically converts into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for our common shares is at least $5.25 per share for any consecutive ten trading days, which condition was met on March 27, 2007. As a result of the conversion of our Series AA stock to common stock on March 28, 2007, dividends on the Series AA Stock ceased accruing on December 31, 2006. In 2006, dividends paid on the Series AA Stock totaled $529,400.

On April 25, 2007 and May 9, 2007, an officer and director exercised warrants to purchase 80,000 and 70,000 shares of common stock at an exercise price of $2.00 per share. The warrants were granted on June 18, 2000 and had an expiration date of June 30, 2007.

On May 11 and May 14, 2007, we issued 12,357 and 25,000 shares of common stock at an exercise price of $3.50 per share in connection with warrant exercises.

Liquidity and Capital Resources

We had a working capital deficit of $1,591,961 versus $1,238,261 at March 31, 2007 and December 31, 2006, respectively. Our working capital decreased during three months ended March 31, 2007 due primarily to costs associated with: our SEC registration, our listing on the American Exchange and the Mitchell well’s hookup costs.

We have historically financed our business activities through March 31, 2007 principally through issuances of common shares, promissory notes and common stock purchase warrants in private placements. These financings are summarized as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Increase in deposit in trust	$—	$(10,867,849)
Increase in restricted cash	—	(2,000,075)
Proceeds from sale of common shares and warrant exercises, net	71,729	14,453,657
Payment on preferred dividends	—	(130,537)
Repayments of promissory notes	(100,000)	—
Proceeds from promissory notes	1,000,000	1,000,000
Payment of loan fee	(57,000)	(30,000)
Deferred offering costs	—	881,159
Net cash provided by financing activities	$914,729	$3,306,355

The net proceeds of our financings have been primarily invested in oil and natural gas properties totaling $945,895, and $6,423,659 for the three months ended March 31, 2007 and 2006, respectively.

Our cash balance at March 31, 2007 was $987,780 compared to a cash balance of $734,561 at December 31, 2006. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2006	$734,561
Sources of cash:
Cash provided by operating activities	284,385
Cash provided by financing activities	914,729

Total sources of cash including cash on hand	1,933,675

Uses of cash:
Cash used in investing activities:
Oil and natural gas property expenditures	(945,895)
Total uses of cash	(945,895)

Cash balance at March 31, 2007	$987,780

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

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to our contractual obligations since December 31, 2006.

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

Effective January 1, 2007, we adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, the detail of which is included in Note 8.

Off Balance Sheet Arrangements

As of March 31, 2007, we had no off balance sheet arrangements.

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

Changing prices have had a significant impact on costs of drilling and completing wells, particularly in the Madisonville Field area where we are currently the most active.  The impact is due to higher costs associated with tubular goods, well equipment, and day rates for drilling contracts, among other factors.  These higher costs have impacted and will continue to impact our income from operations in the form of higher depletion expense.

Critical Accounting Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP.  We refer you to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that face participants in the U.S., Canadian and international oil and natural gas industry, including a number of risks that face us in particular.  Accordingly, there are risks involved in an ownership of our securities.  See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the principal risks faced by us.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from fluctuating prices of crude oil, natural gas and interest rates as discussed below.

Commodity Risk.   Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the East Texas region. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the first quarter ended March 31, 2007, a 10% change in the prices received for natural gas production would have had an approximate $800,000 impact on our revenues.

Currency Translation Risk.   Because our revenues and expenses are primarily in U.S. dollars, we have little exposure to currency translation risk, and, therefore, we have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Hedging. We did not enter into any hedging transactions during the three months ended March 31, 2007 and the year ended December 31 2006.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), were, as of the end of the period covered by this report, to the best of their knowledge, effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings.

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

Item 1A.                 Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, referred to as our 2006 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2006 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2.                    Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

During February 2007, we issued a total of $900,000 in unsecured 8% promissory notes due October 31, 2007 to three accredited investors. The private placement issuances of the unsecured promissory notes were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The investors in the private placements were accredited investors, as defined in Rule 501(a). We did not accomplish the offer or sale of the securities sold in the private placement through any manner of general solicitation or general advertising. We made available to the investor, prior to purchase, the opportunity to ask questions and receive answers concerning the terms and conditions of the private placement.

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

Item 3.                    Defaults Upon Senior Securities.

Not applicable.

Item 4.                    Submission of Matters to a Vote of the Security Holders.

Not applicable.

Item 5.                    Other Information.

Not applicable

Item 6.                    Exhibits.

Exhibit Number	Description
3.1**	Amended and Restated Articles of Incorporation of GeoPetro Resources Company
3.2***	Amended and Restated Bylaws of the GeoPetro Resources Company
4.1**	Form of Warrant issued by GeoPetro Resources Company to various investors on various dates.
4.2**	Specimen Common Stock Certificate
10.1**	Joint Venture Agreement Bengara II, Dated January 1, 2000
10.2**	Production Sharing Contract Bengara II, Dated December 4, 1997
10.3**	Joint Venture Agreement—Whicher Range, Dated October 28, 1996
10.4**	Exploration Permit #408, Dated July 2, 1997
10.5**	Madisonville Field Development Agreement Dated August 1, 2005
10.6**	Alaska Cook Inlet Option dated April 20, 2005
10.7**†	The 2001 Stock Incentive Plan
10.8**†	The 2004 Stock Option and Appreciation Rights Plan
10.9**†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006
10.10**†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005
10.11**†	J. Chris Steinhauser Employment Agreement, Dated June 19, 2000 and amendments dated December 12, 2002 and January 1, 2005
10.12**	Office Lease Agreement, Dated effective March 1, 2004
10.13**	Promissory Note to Pinehill Capital Inc., Dated January 31, 2006
10.14**	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.
10.15**	Promissory Note between GeoPetro Resources Company and G. Carter Sednaoui, Dated June 7, 2006
10.16**	Flow-Through Share Agreement between GeoPetro Resources Company and GeoPetro Canada Ltd., Dated March 30, 2006
10.17**	Form of Flow-Through Share Agreement between GeoPetro Resources Company and various investors, Dated March 30, 2006
10.18**	Promissory Notes between GeoPetro Resources Company and Stuart J. Doshi, various dates
10.19**	Shares Sale & Purchase Agreement Dated September 29, 2006
21.1***	List of Subsidiaries of GeoPetro
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

*                 Filed herewith

**          Filed as the identically numbered exhibit to the Registration Statement on Form S-1, as amended (No. 333-135485), as filed with the Securities and Exchange Commission on June 30, 2006, and incorporated herein by reference.

***   Filed as the identically numbered exhibit to the Annual Report on Form 10K, as filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

†                  Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Stuart J. Doshi	Chairman of the Board, President	May 15, 2007
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice President of Exploration and	May 15, 2007
David V. Creel	Director

/s/ J. Chris Steinhauser	Vice President of Finance and	May 15, 2007
J. Chris Steinhauser	Chief Financial Officer, Principal Accounting Officer and Director