Form 10-Q
period 2007-06-30
GEOPETRO RESOURCES CO
filed 2007-08-14
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 31,583,007 shares of no par value common stock outstanding on August 14, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GEOPETRO RESOURCES COMPANY

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,702,934	$734,561
Accounts receivable — oil and gas sales	702,527	394,337
Accounts receivable — other	70,400	115,770
Related party notes receivable	—	1,000,000
Prepaid expenses	149,642	121,413
Total current assets	3,625,503	2,366,081

Oil and Gas Properties, at cost (full cost method):
Unevaluated properties	4,905,942	4,503,481
Evaluated properties	44,762,076	43,701,510
Less—accumulated depletion and impairments	(12,776,804)	(11,557,257)
Net oil and gas properties	36,891,214	36,647,734

Furniture, Fixtures and Equipment, at cost, net of depreciation	37,105	41,547

Other Assets	6,869	6,116

Total Assets	$40,560,691	$39,061,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$562,143	$654,427
Short term notes payable	1,827,581	982,301
Interest payable	61,940	73,205
Dividends payable	—	133,438
Production taxes payable	221,590	662,905
Other taxes payable	6,207	9,206
Royalty owners payable	1,204,001	951,271
Net profits interest payable	332,556	137,589
Total current liabilities	4,216,018	3,604,342

Asset Retirement Obligations	51,226	48,842

See accompanying notes to these consolidated financial statements.

	June 30,	December 31,
	2007	2006
	(Unaudited)
Commitments and Contingencies (Note 9)	—	—

Shareholders’ Equity:
Series AA preferred stock, no par value; 5,000,000 shares authorized, 0 shares after conversion on March 28, 2007 and 1,890,710 shares issued and outstanding at December 31, 2006. Liquidation value was $6,750,923 at December 31, 2006	—	5,924,068
Common stock, no par value; 100,000,000 shares authorized 29,580,408 and 27,423,758 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	46,656,977	40,112,265
Additional paid-in capital	1,126,726	918,381
Treasury stock, at cost; 1,257,043 shares held at June 30, 2007 and December 31, 2006, respectively	(1,152,435)	(1,152,435)
Accumulated deficit	(10,337,821)	(10,393,985)
Total shareholders’ equity	36,293,447	35,408,294

Total Liabilities and Shareholders’ Equity	$40,560,691	$39,061,478

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
	(Unaudited	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$2,388,850	$1,969,064	$4,212,192	$3,467,517

Costs and expenses:
Lease operating expense	418,830	451,706	846,107	717,929
General and administrative	767,563	738,756	1,526,919	1,287,620
Net profits interest	244,384	201,868	428,588	360,471
Depreciation and depletion expense	652,928	700,965	1,229,870	1,106,162
Total costs and expenses	2,083,705	2,093,295	4,031,484	3,472,182

Income (loss) from operations	305,145	(124,231)	180,708	(4,665)

Other Income and (Expense):

Interest expense	(92,263)	(77,481)	(178,445)	(126,030)
Interest income	28,196	91,460	56,201	91,894
Total other expense	(64,067)	13,979	(122,244)	(34,136)

Net Income (Loss) Before Taxes	241,078	(110,252)	58,464	(38,801)

Income tax expense	(2,300)	(7,300)	(2,300)	(21,291)

Net Income (Loss) After Taxes	238,778	(117,552)	56,164	(60,092)

Preferred stock dividend	—	(131,988)	—	(262,525)

Net Loss Available to Common Shareholders	$238,778	$(249,540)	$56,164	$(322,617)

Earnings (Loss) per Share:
Basic	$0.01	$(0.01)	$0.00	$(0.01)
Diluted	$0.01	$(0.01)	$0.00	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic	29,483,676	27,348,758	28,510,691	24,609,367
Diluted	32,068,422	27,348,758	30,897,006	24,609,367

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(Unaudited)
Cash Flows From Operating Activities:

Net income (loss)	56,164	(60,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	1,229,870	1,106,162
Stock compensation expense	69,870	140,624
Non-cash interest expense	108,223	88,496
Asset retirement obligations	1,430	1,300
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(308,189)	108,735
(Increase) decrease in other receivables	45,370	(15,901)
(Increase) decrease in prepaid expenses	(28,229)	(188,293)
(Increase) decrease in deposits and other noncurrent assets	(750)	466
Increase (decrease) in trade payables	(92,289)	2,103,477
Increase (decrease) in settlement payable	—	1,100,000
Increase (decrease) in interest payable	(11,266)	37,534
Increase (decrease) in dividends payable	(133,438)	(1,451)
Increase (decrease) in production taxes payable	(441,315)	(73,068)
Increase (decrease) in other taxes payable	(2,999)	(16,730)
Increase in royalty owners payable	252,730	107,366
Increase (decrease) in net profit interest payable	194,968	(55,912)
Increase in asset retirement obligations	953	—
Net cash provided by operating activities	941,103	4,382,713

Cash Flows from Investing Activities:

Oil and gas property expenditures	(1,430,493)	(14,425,098)
Acquisition of furniture, fixtures & equipment	(5,881)	(1,580)
(Increase) decrease in notes receivable	1,000,000	(1,000,000)
Net cash used in investing activities	(436,374)	(15,426,678)

See accompanying notes to these consolidated financial statements.

	Six months ended June 30,
	2007	2006
	(Unaudited)
Cash Flows from Financing Activities:

(Increase) in restricted cash	—	(2,000,075)
Proceeds from sale of common shares, option and warrant exercises, net	620,644	16,531,667
Payments of preferred dividends	—	(262,525)
Proceeds from promissory notes, net	1,000,000	1,900,000
Payments of loan fee	(57,000)	(30,000)
Repayments of promissory notes	(100,000)	—
Deferred offering costs	—	(1,213,789)

Net cash provided by (used in) financing activities	1,463,644	14,925,278

Net Increase in Cash and Cash Equivalents:	1,968,373	3,881,313

Cash and Cash Equivalents:
Beginning of period	734,561	914,826
End of period	$2,702,934	$4,796,139

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$70,222	$—

Cash paid for income taxes	$1,500	$—

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

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

GeoPetro — GeoPetro Resources Company (“GeoPetro”, “Company” “,”we” or “us”) was originally incorporated as GeoPetro Company under the laws of the State of Wyoming in 1994 to participate in the oil and gas acquisition, exploration, development and production business in the United States and internationally. GeoPetro Company was subsequently merged into GeoPetro Resources Subsidiary Company, a California corporation, on June 28, 1996. GeoPetro’s name was then changed to GeoPetro Resources Company. GeoPetro’s corporate offices are in San Francisco, California. The accompanying consolidated financial statements include the accounts of GeoPetro and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations — Although GeoPetro is not a development stage enterprise, the company has a limited operating history upon which an evaluation of its business prospects can be based. The risks, expense, and difficulties encountered by early stage companies must be considered when evaluating GeoPetro’s business prospects. GeoPetro had net income of $56,164 and incurred a net loss of $322,617 for the six months ended June 30, 2007 and 2006, and had an accumulated deficit at June 30, 2007 of $10,337,821. GeoPetro expects to make significant capital expenditures in the foreseeable future. Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures through the end of 2007 and to follow through with plans for continued investments in oil and gas properties. GeoPetro’s success, in part, depends on its ability to generate additional financing, farm-out certain of its projects and manage its relations with the companies that provide exploration and development services. GeoPetro’s success also depends on its ability to effectively manage growth and develop proven reserves. Additionally, GeoPetro’s operations are subject to all of the environmental and operational risks normally associated with the oil and gas industry. GeoPetro maintains insurance that is customary in the industry.

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

In order for GeoPetro to maintain its interest in the Indonesian contract area, certain work and expenditure commitments must be met or an extension must be granted by the applicable governing authority. In the event that GeoPetro does not meet the commitments and no extensions are granted for meeting the commitments, GeoPetro will forfeit its interest in the contract or permit areas requiring an impairment write-down equal to the capitalized costs recorded for the area forfeited. This could have a material adverse impact on GeoPetro’s results of operations in future periods.

In July 2005, GeoPetro entered into agreements with unaffiliated companies that have purchased and are operating a dedicated gas treatment plant and related pipelines to process and transport GeoPetro’s gas from the Madisonville Project in Madison County, Texas. These agreements are discussed in detail in Note 10 to the financial statements included in our Form 10-K for the year ended December 31, 2006. In connection with the Madisonville Project, GeoPetro re-completed an existing well (the Magness well) for production from the Rodessa formation interval at approximately 11,800 feet of depth and completed an injection well for disposal of waste gasses from the production well. GeoPetro initiated gas sales from the Madisonville Project in May 2003. A second well (the Fannin #1 well) was drilled, tested and completed during 2004. Two additional development wells (the Wilson #1 and the Mitchell #1 well) were drilled during 2006.  The Fannin #1 and the Mitchell#1 well are presently producing on a restricted rate awaiting a planned expansion of the gas treatment plant.  Another well is planned for drilling during late 2007 or 2008 in the Madisonville Project.

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

	June 30,	December 31,
	2007	2006
Asset retirement obligations, beginning of period	$48,842	$26,641
Liabilities incurred	954	19,537
Accretion expense	1,430	2,664

Asset retirement obligations, end of period	$51,226	$48,842

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

GeoPetro maintains several cash accounts with three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2007, the uninsured bank balance was $3,057,166. GeoPetro has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

For the six months ended June 30, 2007 and year ended December 31, 2006, the Company had sales to customers exceeding 10% of total sales as follows:

	June 30, 2007	December 31, 2006

Customer A	82%	79%
Customer B	18%	21%

At June 30, 2007, the Company had accounts receivable balances from Customer A of  $702,527, or 91%, and  $394,337 or 77% at December 31, 2006 of total accounts receivable respectively.

Allowance for Doubtful Accounts — Trade accounts receivable are recorded at net realizable value. If the financial condition of GeoPetro’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. There was no activity in the allowance for doubtful accounts as of June 30, 2007 and December 31, 2006.

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

Stock-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the six months ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the six months ended June 30, 2007 $69,870 to income from continuing operations and income before income taxes, of which the entire amount was recorded to general and administrative expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2005: risk-free, weighted-average interest rates ranging from 2.52 to 3.75 percent, expected dividend yield of 0 percent, expected life of 5 years from the date of grant, and expected volatility of 10 and 25 percent. After the initial public offering on March 30, 2006, an expected volatility factor of 58% was used for the newly issued common stock options and the extension of common stock options and warrants. A newly issued stock option is an option that was granted on or after March 30, 2006 or a previously granted stock option that is modified on or after March 30, 2006. The fair value of all newly issued stock options grants in 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants and modifications of prior grants made on or after March 30, 2006 for the six months ended June 30, 2007: risk-free, weighted average interest rate of 4.9 percent based on the U.S. Treasury yield curve in effect at the time of grant, expected dividend yield of 0 percent, expected life of 5 years from the date of grant (the remaining term of the option in the case of option extensions), and expected volatility of 58%. GeoPetro selected 10 publicly traded “small cap” companies whose primary business is oil and gas exploration and production.  Small cap, for purposes of this analysis, is defined as companies with a market capitalization under $1 billion.  From this peer group of similar companies, GeoPetro randomly selected 10 companies and derived expected volatility factors for the most recent completed fiscal years for each entity as reported in their recently filed 10K or 10KSB Annual Reports with the Securities and Exchange Commission.  Where the expected volatilities were expressed as a range, a simple average of the range is used as an expected volatility for that entity.

A description of the common stock options outstanding as of June 30, 2007 are included in Note 6.

Income (Loss) Per Common Share — Basic earnings per share excludes dilution and is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared from the earnings of the entity. Potential common shares for the three and six month periods ended June 30, 2006 were excluded from the earnings per share computation because the Company incurred net losses and were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Income (Loss) and Adjustments:
Net Income (Loss) Available to Common Shareholders	$238,778	$(249,540)	$56,164	$(322,617)

Adjustments	—	Anti-dilutive	—	Anti-dilutive
Net Earnings (Loss) for Diluted Calculation	$238,778	$(249,540)	$56,164	$(322,617)

Shares:

Weighted Average Shares Outstanding	29,483,676	27,348,758	28,510,691	24,609,367
Outstanding Options	2,237,546	Anti-dilutive	2,123.329	Anti-dilutive
Outstanding Warrants	347,200	Anti-dilutive	262.986	Anti-dilutive
Average Number of Shares for Diluted Calculation	32,068,422	27,348,758	30,897,006	24,609,367
Diluted EPS	$0.01	$(0.01)	$0.00	$(0.01)

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

3.                              SHORT TERM NOTES PAYABLE:

Short term notes payable at six months ended June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

Promissory note dated January 31, 2006, payable to Pinehill Capital; collateralized with an undivided 5% of the net cash flow in GeoPetro’s Madisonville Project; payable on or before October 31, 2007 (a)	$1,000,000	$1,000,000

Promissory note dated February 1, 2007 payable on or before October 31, 2007 (b)	500,000	—

Promissory note dated February 6, 2007 payable on or before October 31, 2007 (c)	300,000	—

Promissory note dated February 1, 2007 payable on or before October 31, 2007 (d)	100,000	—
	1,900,000	1,000,000

Less discount on promissory notes	(72,419)	(17,699)

	$1,827,581	$982,301

(a)      The Company issued a $1,000,000 short term promissory note on January 31, 2006 with a maturity date of January 31, 2007.  The note may be repaid at any time without penalty.  In the event the note is not repaid by the maturity date, the Company has agreed to dedicate 5% of the net cash flow from the Madisonville Project in Texas toward the repayment of the note and any accrued interest thereon.  In connection with the note, the Company paid a loan origination fee of $30,000 and granted a three-year warrant exercisable to purchase 150,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $182,390, as well as the $30,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. On February 1, 2007, the maturity date was extended to October 31, 2007. The Company has paid $80,000 accrued interest thru January 31, 2007. In connection with the extension, the Company paid a loan extension fee of $30,000 and granted a three-year warrant exercisable to purchase 50,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $57,242, together with the $30,000 loan extension fee, were recorded as a debt discount and are being amortized over the life of the promissory note.  As of June 30, 2007, the unamortized debt discount was $38,774.

(b)     The Company issued a $500,000 short term promissory note payable on February 1, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty.  The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $15,000 and granted a three-year exercisable warrant to purchase 25,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $27,072, as well as the $15,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of June 30, 2007, the unamortized debt discount was $18,699.

(c)      The Company issued a $300,000 short term promissory note payable on February 6, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty. The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $9,000 and granted a three-year exercisable warrant to purchase 15,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $16,214, as well as the $9,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of June 30, 2007, the unamortized debt discount was $11,206.

(d)     The Company issued a $100,000 short term promissory note payable on February 1, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty. The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $3,000 and granted a three-year exercisable warrant to purchase 5,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $5,414, as well as the $3,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of June 30, 2007, the unamortized debt discount was $3,740.

4.                              RELATED PARTY TRANSACTIONS:

There were no material changes in related party transactions from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2006, except:

On April 25, 2007, May 9, 2007, and June 13, 2007, an officer and director, exercised warrants to purchase 80,000, 70,000 and 33,333 shares of common stock at an exercise price of $2.00, $2.00 and $4.00 per share, respectively. The warrants were granted on June 18, 2000 and had an expiration dates of between June 18  and June 30, 2007.

On February 12, 2007, Stuart J. Doshi, President and CEO, loaned $100,000 to the Company.  The note bore interest at 8% annually and was payable on demand.  The note plus accrued interest was repaid on March 28, 2007.

On June 7, 2006, the Company loaned $1,000,000 to G. Carter Sedanoui, a 5% shareholder, evidenced by a short term promissory note payable to the Company with an original maturity date of March 31, 2007. On March 30, 2007, the Company extended the maturity date of the note to June 30, 2007. The note plus the accrued interest was paid in full on June 29, 2007.

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

During the six  months ended June 30, 2007, the following issuances of common stock were made:

	Preferred Stock
	Series AA		Common Stock
	Shares	Amount	Shares	Amount
Balances, December 31, 2006	1,890,710	$5,924,068	27,423,758	$40,112,265

Issuance of common stock for cash	—	—	265,940	620,644

Series AA preferred stock conversion	(1,890,710)	(5,924,068)	1,890,710	5,924,068

Balances, June 30, 2007	—	$—	29,580,408	$46,656,977

Conversion of Series A Stock — On March 28, 2007, all 1,890,710 of the Company’s outstanding shares of Series AA Stock automatically converted into 1,890,710 shares of our common stock, no par value per share.  Under the Company’s Amended and Restated Articles of Incorporation, and as more fully described in Note 7 included in our Form 10K for the year ended December 31, 2006, the Series AA stock automatically converted into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for our common shares was at least $5.25 per share for any consecutive ten trading days, which condition was met on March 27, 2007.  Dividends accrued on the Series AA Stock at a rate of $0.28 per annum, per share, while the Series AA Stock was outstanding.  In 2006, dividends paid on the Series AA Stock totaled $529,400. Pursuant to the terms of the Series AA Stock, no dividends were payable for the first quarter of 2007.

6.                              COMMON STOCK OPTIONS:

There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2006.  The options outstanding as of June 30, 2007 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life

750,000	750,000	0.50	0.84
1,290,000	1,290,000	2.00	0.50
1,750,000	1,380,000	2.10	5.93
150,000	30,000	3.85	3.80
10,000	4,000	4.25	2.51
10,000	4,000	6.25	2.95
3,960,000	3,458,000

As of June 30, 2007, there are 3,458,000 options which are exercisable. The remaining 502,000 options will become exercisable ratably over the next four years.

7.                            COMMON STOCK WARRANTS:

On February 12, 2007, the Company issued a two-year exercisable common stock warrant to purchase 20,000 Common Shares at $3.50 per share to an unaffiliated third party for geophysical services. The purchase right under the warrant has an expiration dates of February 12, 2009 unless terminated earlier in accordance with the stock warrant purchase agreement.

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

In addition, during the six months ended June 30, 2007, the Company issued common stock warrants in connection with promissory notes payable.  These warrant issuances are discussed in Note 3.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the six months ended June 30, 2007 and for the year ended December 31, 2006 is zero percent.

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

Sale of Australian Interests, EP 381 & EP 408 - On June 20, 2007, the Company agreed to sell and transfer all of its remaining property interests in Australia to an unrelated party for cash consideration and a Petroleum Sales Royalty Payment equal to 25% of the future annual earnings before interest, taxes, depreciation and amortization  from the property interests.  The agreement is subject to satisfaction of certain terms and conditions.  Specifically, the agreement provides that the Company will be paid consideration for the sale and transfer of its property interests as follows:

1.                                       Initial cash consideration of $175,000 subject to certain closing conditions;

2.                                       a  second cash payment of $175,000 upon a successful flow test of petroleum from a well located on the property interests.  A successful flow test is defined for purposes of this agreement to be a test of at least 7 million standard cubic feet of natural gas for a continuous and uninterrupted 24 hour period (or an equivalent oil/condensate rate based on a conversion ratio of 6000 cubic feet of gas to a barrel of oil or condensate); and,

3.                                       a Petroleum Sales Royalty Payment equal to 25% of the future annual earnings before interest, taxes, depreciation and amortization from the property interests up to a total amount of $2,200,000.

Goodwin Prospect, Central Alberta, Canada — On June 21, 2007, the Company entered into a participation agreement wherein it acquired a 50% non-operated working interest in the Goodwin Prospect, which is located in the Central Alberta Basin, Canada.  A total of 12,000 acres can be earned by the Company by the drilling of wells.  On July 2, 2007, the Company advanced US $477,050 to be applied toward the drilling and completion of the first well in the prospect, the Nexstar Goodwin 16-19-58-12 Well.

10.       SUBSEQUENT EVENTS:

Common Stock Offering – On August 13, 2007, the Company entered into agreements to sell, pursuant to a private placement, 2,002,599 units of the Company at a subscription price of $3.85 per Unit for total gross proceeds of $7,710,006. Each unit consists of one share of common stock of the Company and three-tenths common share purchase warrant of the Company.  Each one whole warrant shall entitle the holder to acquire one share of common stock at a price of $4.50 per share for a period of five years from the closing date.  The units have been purchased by a group of private investors, subject to customary closing conditions on August 13, 2007. The Company will file a registration statement covering the common shares.  The gross proceeds of the sale of common shares will be used to fund the Company's exploration and development program and for general working capital purposes.

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

Overview

GeoPetro Resources Company (the “Company”, “we” or “us”) is a California incorporated oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 1.03 million gross (236,170 net) acres, consisting of mineral leases, production sharing contract and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Some of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin#1, and the Mitchell#1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2007. We expect the majority of our capital expenditures in 2007 to be the costs of drilling and completing wells in the Madisonville Field.

Results of Operations

The financial information with respect to the three and six months ended June 30, 2007 and 2006 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Statement of Operations
Revenues, net of royalties	2,388,850	1,969,064	4,212,192	3,467,517

Income (loss) from operations	305,145	(124,231)	180,708	(4,665)

Net income (loss) available to holders of Common Shares	238,778	(249,540)	56,164	(322,617)

Net income (loss) from continuing operations per diluted share	$0.01	$(0.00)	$0.01	$(0.00)

Net income (loss) available to holders of Common Shares per diluted share	$0.01	$(0.01)	$0.00	$(0.01)

Revenue and Operating Trends in 2007

As discussed in the “Properties — Texas — Madisonville Project” section in our Annual Report on Form 10-K for the year ended December 31, 2006, in order to produce the gas reserves from the Rodessa Formation, we developed an onsite plan to treat and remove impurities from the Madisonville Project natural gas in order to meet pipeline-quality specifications. In 2003, the construction and installation of a natural gas treatment plant with a designed capacity of 18 million cubic feet of gas per day (“MMcf/d”) and associated pipeline and gathering facilities were completed.  The treatment plant and associated pipeline and gathering facilities are owned by an unaffiliated third party.

In 2005 we secured a commitment from MGP to install and make operational additional treating facilities capable of treating 50 MMcf/d, which combined with the capacity of the current in-service treating facilities will represent a total designed treating capacity of 68 MMcf/d for the Madisonville treatment plant.    Representatives of MGP have indicated that they expect the full expansion of the treatment plant to 68 MMcf/d capacity can be in place and operational by the third quarter of 2007.

Upon completion of the plant expansion, we expect to produce our Fannin Well and Mitchell Well at a higher rate as the well rate has previously been restricted due to capacity limitations in the gas treatment plant.  The Mitchell Well was placed in production in June 2007.  In addition, later in 2007 we expect to fracture stimulate the Wilson Well, and provided such stimulation is successful, we will place the Wilson Well on production.

In addition, our contract with MGP provides that for the first 18,000 Mcf/d of gas measured and delivered to the inlet flange of the gas treatment plant, MGP will receive a treating fee of $1.50 per thousand cubic feet (“Mcf”) (this fee is presently $1.55 per Mcf adjusted for inflation).  For any gas volumes in excess of 18,000 Mcf/d of gas delivered to the inlet flange of the gas treatment plant, the treating fee received by MGP is reduced from $1.50 to $1.10 per Mcf ($1.14 per Mcf adjusted for inflation).  We record our revenues net of these treating fees.  Thus, if we are able to increase our inlet production volumes over 18 MMcf/d on a sustained basis, we expect to experience a disproportionately higher increase in revenue due to lower average treating fees per Mcf.

While there can be no assurance, the higher production rates from our wells combined with the lower average treating fees per Mcf, may result in higher net production and increased revenue during later periods in 2007 as compared to the second quarter of 2007 and prior periods.

Industry Overview for the six months ended June 30, 2007

The six months ended June 30, 2007 saw strengthening natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of June 29, 2007, was $6.66 versus  $5.40 as of December 29, 2006.  Natural gas prices improved during the quarter due to higher demand induced by cold temperatures experienced in many parts of the United States, among other factors.

Company Overview for the six months ended June 30, 2007

Our net income after taxes for six months ended June 30, 2007 was $56,164.  From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through June 30, 2007 of $10,337,821. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our oil and natural gas sales for the six months ended June 30, 2007 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”) and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for three months ended June 30, 2007 and 2006

Oil and gas revenue for the second quarter of 2007 increased 21% to $2,388,850 from $1,969,064 for the second quarter of 2006 in spite of a 5% decrease in gas production (net production of 583,486 Mcf in second quarter of 2007 compared to 616,106 Mcf in the same period of 2006).

  The lease operating expense for the second quarter ended June 30, 2007 was $418,830 compared to the same period of 2006 of $451,706. The average lifting cost per Mcf for the three months ended June 30, 2007 was $0.72 versus $0.73 for the three months ended June 30, 2006. The lease operating expense comparisons between these two quarters were consistent.

The total net profits interest expense for the second quarter ended June 30, 2007 was $244,384 versus $201,868 in the same quarter of 2006.  The 21% increase resulted from higher gas prices in the three months ended June 30, 2007 versus 2006. The net profits interest is 12.5% of the net operating profits from our Magness, Fannin, and Mitchell wells.

For the second quarter ended June 30, 2007, consolidated general and administrative (“G&A”) expense was $767,563 as compared to $738,756 for the same quarter in 2006. The G&A cost comparisons between these two quarters were consistent.

On the quarterly basis, the 2007 second quarter depreciation, depletion and amortization expense (DD&A) was $652,928 as compared to $700,965 for the 2006 second quarter.  The decrease in DD&A was due to the lower gas production of 32,620 Mcf in second quarter of 2007 (net production of 583,486 Mcf in second quarter of 2007 compared to 616,106 Mcf in the same period of 2006).

For the second quarter ended June 30, 2007, the income from operations was $305,145 versus a loss of $124,231 for the same period in 2006. The increase in the income from operations was due primarily to higher oil and gas sales.

The interest income for the second quarter ended June 30, 2007 was $28,196 as compared to $91,460 in the same quarter of 2006.  The reason for the decreased interest income was lower average cash and cash equivalent balances during the 2007 period as compared to 2006 period.

Interest expense was $92,263 in the second quarter ended June 30, 2007 versus $77,481 in the same quarter of 2006. The primary reason for the 19% increase was due to short term borrowings which were incurred in 2007 to complete the Mitchell well.

During the second quarter ended June 30, 2007, the net income before tax was $241,078 as compared to a net loss of $110,252 in the same quarter of 2006. The net income during three months ended June 30, 2007 was primarily due to higher oil and gas sales.

During the second quarter ended June 30, 2007, the income tax expense was $2,300 as compared to $7,300 in the same quarter of 2006.  The income tax expense comparison between these two quarters was consistent.

Comparison of Results of Operations for six months ended June 30, 2007 and 2006

During the six months ended June 30, 2007, we had oil and natural gas revenues of $4,212,192. Our net production was 1,108,338 Mcf of natural gas at an average price of $3.80 per Mcf.  During the six months ended June 30, 2006, we had oil and natural gas revenues of $3,467,517.  Our net production for the six months ended June 30, 2006 was 1,084,684 Mcf at an average price of $3.20 per Mcf.  Revenues increased in the six months ended June 30, 2007 as compared to the prior year period due to higher gas prices and 2% higher production volumes.  Prices were approximately 19% higher for the six months ended June 30, 2007 versus the same period in 2006.

During the six months ended June 30, 2007, we incurred lease operating expense of $846,107. Our average lifting cost for the 2007 period was $0.76 per Mcf.  During the six months ended June 30, 2006, we incurred lease operating expense of $717,929. Our average lifting cost for the 2006 period was $0.66 per Mcf. The higher average lifting cost for the six months ended June 30, 2007 was due to a workover performed on the Magness well and higher production taxes attributable to the Fannin and Mitchell wells.

During the six months ended June 30, 2007, we incurred net profits interest expense of $428,588 associated with the Magness, the Fannin, and the Mitchell wells as compared to $360,471 during the six months ended June 30, 2006. The 19% increase resulted from higher gas prices as well as slightly higher production volumes in the six months ended June 30, 2007 versus 2006.

General and administrative expenses for the six months ended June 30, 2007 were $1,526,919 compared to $1,287,620 for the six months ended June 30, 2006. This represents a $239,299 increase over the prior year period due primarily to U.S. and Canada public company filling fees, and costs associated with our SEC registration statement, listing on the American Stock Exchange and ongoing filing requirements.

Depreciation, depletion and amortization expense (“DD&A”) for the six months ended June 30, 2007 was $1,229,870 as compared to $1,106,162 in the same period of 2006, which amounts primarily represent amortization of the U.S. full cost pool for the six months ended June 30, 2007 and 2006, respectively. The increase was due to higher net production in the six months period of 2007 and an increase in the amount of capitalized cost in the U.S. full cost pool.

Earning from operations totaled $180,708 for the six months ended June 30, 2007 as compared to loss from operations of $4,665 for the six months ended June 30, 2006. The increase in the income from operations was due primarily to higher gas prices as well as slightly higher production volumes in the six months ended June 30, 2007 versus 2006.

Other income for the six months ended June 30, 2007 and 2006 consisted of interest income in the amount of $56,201 and $91,894, respectively. The reason for the decreased interest income was lower average cash and cash equivalent balances during the 2007 period as compared to 2006 period.

During the six months ended June 30, 2007 and 2006, we incurred interest expense of $178,445 and $126,030, respectively. The higher interest expense in the current period was due to short-term borrowings which were incurred in 2007 to complete the Mitchell well as well as a workover performed on the Magness well.

Net income before taxes for the six months ended June 30, 2007 was $58,464  as compared to net loss before taxes of $38,801 for the six months ended June 30, 2006. The increase in net income during the six months ended June 30, 2007 was primarily due to higher gas prices as well as slightly higher production volumes in the six months ended June 30, 2007 versus 2006.

Income tax expense for the six months ended June 30, 2007 was $2,300 compared to $21,291 in the same period of 2006. The decrease in income tax expense was due to estimated 2005 tax return paid in 2006.

Recent Developments

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

On June 7, 2006, we loaned $1,000,000 to G. Carter Sednaoui, a 5% shareholder, evidenced by a full-recourse short-term promissory note payable to us with an original maturity date of March 31, 2007.  On March 30, 2007, we extended the maturity date of the note to June 30, 2007. On June 29, 2007, we received the full payment of the note plus accrued interest.

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

On April 25, 2007, May 9, 2007, and June 13, 2007, an officer and director, exercised warrants to purchase 80,000, 70,000 and 33,333 shares of common stock at an exercise price of $2.00, $2.00 and $4.00 per share, respectively. The warrants were granted on June 18, 2000 and had expiration dates of between June 18 and June 30, 2007.

On May 11 and May 14, 2007, we issued 12,357 and 25,000 shares of common stock at an exercise price of $3.50 per share in connection with warrant exercises.

On June 20, 2007, we agreed to sell and transfer all of our remaining property interests in Australia  to an unrelated party for cash consideration and a Petroleum Sales Royalty Payment equal to 25% of the future annual earnings before interest, taxes, depreciation and amortization from the property interests.  The agreement is subject to satisfaction of certain terms and conditions.  Specifically, the agreement provides that we will be paid consideration for the sale and transfer of our property interests as follows:

1.                 Initial cash consideration of $175,000 subject to certain closing conditions;

2.                 a  second cash payment of $175,000 upon a successful flow test of petroleum from a well located on the property interests.  A successful flow test is defined for purposes of this agreement to be a test of at least 7 million standard cubic feet of natural gas for a continuous and uninterrupted 24 hour period (or an equivalent oil/condensate rate based on a conversion ratio of 6000 cubic feet of gas to a barrel of oil or condensate); and,

3.                 a Petroleum Sales Royalty Payment equal to 25% of the future annual earnings before interest, taxes, depreciation and amortization from the property interests up to a total amount of $2,200,000.

On June 21, 2007, the Company entered into a participation agreement wherein it acquired a 50% non-operated working interest in the Goodwin Prospect, which is located in the Central Alberta Basin, Canada.  A total of 12,000 acres can be earned by the Company by the drilling of wells.  On July 2, 2007, the company advanced US $477,050 to be applied toward the drilling and completion of the first well in the prospect, the Nexstar Goodwin 16-19-58-12 Well.

Liquidity and Capital Resources

We had a working capital deficit of $590,515 versus $1,238,261 at June 30, 2007 and December 31, 2006, respectively. Our working capital increased during six months ended June 30, 2007 due primarily to higher oil and gas income for the six months ended June 30, 2007 in spite of increase costs associated with our SEC registration, our listing on the American Exchange and the Mitchell well’s hookup costs.

We have historically financed our business activities through June 30, 2007 principally through issuances of common shares, promissory notes and common stock purchase warrants in private placements. These financings are summarized as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006

Increase in restricted cash	$—	$(2,000,075)
Proceeds from sale of common shares and warrant exercises, net	620,644	16,531,667
Payment on preferred dividends	—	(262,525)
Repayments of promissory notes	(100,000)	—
Proceeds from promissory notes	1,000,000	1,900,000
Payment of loan fee	(57,000)	(30,000)
Deferred offering costs	—	(1,213,789)

Net cash provided by financing activities	$1,463,644	$14,925,278

The net proceeds of our financings have been primarily invested in oil and natural gas properties totaling $1,430,493, and $14,425,098 for the six months ended June 30, 2007 and 2006, respectively.

Our cash balance at June 30, 2007 was $2,702,934 compared to a cash balance of $734,561 at December 31, 2006. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2006	$734,561
Sources of cash:
Cash provided by operating activities	941,103
Cash provided by financing activities	1,463,644
Cash provided by payment of notes receivable	1,000,000

Total sources of cash including cash on hand	4,139,308

Uses of cash:
Cash used in investing activities:
Oil and natural gas property expenditures	(1,430,493)
Furniture, fixtures and equipment	(5,881)
Total uses of cash	(1,436,374)

Cash balance at June 30, 2007	$2,702,934

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

Off Balance Sheet Arrangements

As of June 30, 2007, we had no off balance sheet arrangements.

Financial Instruments

We have not committed any forward sales of our natural gas and do not employ any other financial instruments.

Outlook for 2007

Depending on capital availability, we are forecasting capital spending of up to approximately $15.0 million during the remainder of 2007, allocated as follows:

1.                                       Madisonville Project, Madison County, Texas. Approximately $13.0 million will be expended in the Madisonville Field area as follows: $10,000,000 to drill a deep well location, $2,000,000 toward the fracture stimulation and hook up costs of the Wilson Well, and $1,000,000 to be utilized for land acquisition, engineering and permitting.

2.                                       Central Alberta Reef Project. Up to approximately $2.0 million will be expended to drill exploratory wells and acquire 3-D seismic data.

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

Commodity Risk.   Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the East Texas region. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the six months ended June 30, 2007, a 10% change in the prices received for natural gas production would have had an approximate $400,000 impact on our revenues.

Currency Translation Risk.   Because our revenues and expenses are primarily in U.S. dollars, we have little exposure to currency translation risk, and, therefore, we have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Hedging. We did not enter into any hedging transactions during the six months ended June 30, 2007 and the year ended December 31 2006.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), were, as of the end of the period covered by this report effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Use of Proceeds.

Our registration statement on Form S-1 (Reg. No. 333-135485) registered up to 16,499,991 shares of our common stock, no par value per share, including 5,825,498 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission on February 8, 2007. The offering commenced on February 8, 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statement; however if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $13,931,169, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California, Canadian and Indonesian prospects.

If less than the $13,931,169 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

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

Not applicable.

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

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	August 14, 2007
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice President of Exploration and	August 14, 2007
David V. Creel	Director

/s/ J. Chris Steinhauser	Vice President of Finance and	August 14, 2007
J. Chris Steinhauser	Chief Financial Officer, Principal Accounting Officer and Director