Form 10-Q
period 2007-09-30
GEOPETRO RESOURCES CO
filed 2007-11-14
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 31,651,007 shares of no par value common stock outstanding on November 14, 2007.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.                  Financial Statements.

GEOPETRO RESOURCES COMPANY
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for nine months ended September 30, 2007 and September 30, 2006 (unaudited)

Notes to Consolidated Financial Statements

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,487,644	$734,561
Accounts receivable — oil and gas sales	815,078	394,337
Accounts receivable — other	70,400	115,770
Related party notes receivable	—	1,000,000
Prepaid expenses	184,814	121,413
Total current assets	9,557,936	2,366,081

Oil and Gas Properties, at cost (full cost method):
Unevaluated properties	5,060,316	4,503,481
Evaluated properties	45,822,411	43,701,510
Less—accumulated depletion and impairments	(13,777,047)	(11,557,257)
Net oil and gas properties	37,105,680	36,647,734

Furniture, Fixtures and Equipment, at cost, net of depreciation	32,038	41,547

Other Assets	6,869	6,116

Total Assets	$46,702,523	$39,061,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$318,542	$654,427
Short term notes payable	1,881,895	982,301
Interest payable	100,252	73,205
Dividends payable	—	133,438
Production taxes payable	335,263	662,905
Other taxes payable	9,540	9,206
Royalty owners payable	1,030,995	951,271
Net profits interest payable	185,919	137,589
Total current liabilities	3,862,406	3,604,342

Asset Retirement Obligations	52,461	48,842

See accompanying notes to these consolidated financial statements.

	September 30, 2007	December 31, 2006
	(Unaudited)
Commitments and Contingencies (Note 9)	—	—

Shareholders’ Equity:
Series AA preferred stock, no par value; 5,000,000 shares authorized, 0 shares after conversion on March 28, 2007 and 1,890,710 shares issued and outstanding at December 31, 2006. Liquidation value was $6,750,923 at December 31, 2006	—	5,924,068
Common stock, no par value; 100,000,000 shares authorized 31,583,007 and 27,423,758 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	52,821,111	40,112,265
Additional paid-in capital	2,202,492	918,381
Treasury stock, at cost; 1,257,043 shares held at September 30, 2007 and December 31, 2006, respectively	(1,152,435)	(1,152,435)
Accumulated deficit	(11,083,512)	(10,393,985)
Total shareholders’ equity	42,787,656	35,408,294

Total Liabilities and Shareholders’ Equity	$46,702,523	$39,061,478

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$1,231,370	$1,705,140	$5,443,562	$5,172,657

Costs and expenses:
Lease operating expense	315,982	572,664	1,162,089	1,290,593
General and administrative	482,388	508,085	2,009,307	1,795,705
Net profits interest	118,916	179,907	547,504	540,378
Impairment expense	495,874	—	495,874	—
Depreciation and depletion expense	509,436	712,459	1,739,306	1,818,621
Total costs and expenses	1,922,596	1,973,115	5,954,080	5,445,297

Loss from operations	(691,226)	(267,975)	(510,518)	(272,640)

Other Income (Expense):

Interest expense	(92,626)	(87,748)	(271,071)	(213,778)
Interest income	38,161	90,831	94,362	182,725
Total other income (expense)	(54,465)	3,083	(176,709)	(31,053)

Net Loss Before Taxes	(745,691)	(264,892)	(687,227)	(303,693)

Income tax expense	—	(90,895)	(2,300)	(112,186)

Net Loss	(745,691)	(355,787)	(689,527)	(415,879)

Preferred stock dividend	—	(133,437)	—	(395,962)

Net Loss Available to Common Shareholders	$(745,691)	$(489,224)	$(689,527)	$(811,841)

Loss per Share:
Basic	$(0.02)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic	30,603,475	27,348,758	29,215,952	25,532,531
Diluted	30,603,475	27,348,758	29,215,952	25,532,531

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(Unaudited)
Cash Flows From Operating Activities:

Net loss	(689,527)	(415,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	1,739,306	1,818,621
Stock compensation expense	104,805	170,980
Non-cash interest expense	162,537	141,593
Impairment expense	495,874	—
Asset retirement obligations	2,419	1,974
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(420,741)	315,232
(Increase) decrease in other receivables	45,370	(99,531)
Increase in prepaid expenses	(63,401)	(103,896)
(Increase) decrease in deposits and other noncurrent assets	(750)	466
Decrease in trade payables	(335,890)	(31,642)
Increase in interest payable	27,047	71,310
Decrease in dividends payable	(133,438)	—
Increase (decrease) in production taxes payable	(327,642)	199,724
Increase (decrease) in other taxes payable	334	(427)
Increase in royalty owners payable	79,724	347,347
Increase (decrease) in net profit interest payable	48,331	(62,913)
Increase in asset retirement obligations	1,200	—
Net cash provided by operating activities	735,558	2,352,959

Cash Flows from Investing Activities:

Oil and gas property expenditures	(2,645,202)	(16,003,073)
Acquisition of furniture, fixtures & equipment	(5,881)	(3,682)
(Increase) decrease in notes receivable	1,000,000	(1,000,000)
Net cash used in investing activities	(1,651,083)	(17,006,755)

See accompanying notes to these consolidated financial statements.

	Nine months ended September 30,
	2007	2006
	(Unaudited)
Cash Flows from Financing Activities:

Proceeds from sale of common shares, option and warrant exercises, net	7,825,608	16,541,494
Payments of preferred dividends	—	(395,962)
Proceeds from promissory notes, net	1,000,000	1,900,000
Payments of loan fee	(57,000)	(30,000)
Repayments of promissory notes	(100,000)	—
Deferred offering costs	—	(1,213,789)
Net cash provided by financing activities	8,668,608	16,801,743

Net Increase in Cash and Cash Equivalents:	7,753,083	2,147,947

Cash and Cash Equivalents:
Beginning of period	734,561	914,826
End of period	$8,487,644	$3,062,773

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$108,535	$—

Cash paid for income taxes	$1,500	$112,186

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

GeoPetro — GeoPetro Resources Company (“GeoPetro”, “Company”, “we” or “us”) was originally incorporated as GeoPetro Company under the laws of the State of Wyoming in 1994 to participate in the oil and gas acquisition, exploration, development and production business in the United States and internationally. GeoPetro Company was subsequently merged into GeoPetro Resources Subsidiary Company, a California corporation, on June 28, 1996. GeoPetro’s name was then changed to GeoPetro Resources Company. GeoPetro’s corporate offices are in San Francisco, California. The accompanying consolidated financial statements include the accounts of GeoPetro and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations — Although GeoPetro is not a development stage enterprise, the company has a limited operating history upon which an evaluation of its business prospects can be based. The risks, expense, and difficulties encountered by early stage companies must be considered when evaluating GeoPetro’s business prospects. GeoPetro had net loss of $689,527 and $811,841 for the nine months ended September 30, 2007 and 2006, and had an accumulated deficit at September 30, 2007 of $11,083,512. GeoPetro expects to make significant capital expenditures in the foreseeable future. Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures through the end of 2007 and to follow through with plans for continued investments in oil and gas properties. GeoPetro’s success, in part, depends on its ability to generate additional financing, farm-out certain of its projects and manage its relations with the companies that provide exploration and development services. GeoPetro’s success also depends on its ability to effectively manage growth and develop proven reserves. Additionally, GeoPetro’s operations are subject to all of the environmental and operational risks normally associated with the oil and gas industry. GeoPetro maintains insurance that is customary in the industry.

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

In July 2005, GeoPetro entered into agreements with unaffiliated companies that have purchased and are operating a dedicated gas treatment plant and related pipelines to process and transport GeoPetro’s gas from the Madisonville Project in Madison County, Texas. These agreements are discussed in detail in Note 10 to the financial statements included in our Form 10-K for the year ended December 31, 2006. In connection with the Madisonville Project, GeoPetro re-completed an existing well (the Magness #1 well) for production from the Rodessa formation interval at approximately 11,800 feet of depth and completed an injection well for disposal of waste gasses from the production well. GeoPetro initiated gas sales from the Madisonville Project in May 2003. A second well (the Fannin #1 well) was drilled, tested and completed during 2004. Two additional development wells (the Wilson #1 and the Mitchell #1 well) were drilled during 2006.  The Fannin #1 and the Magness #1 well are presently producing on a restricted rate awaiting a planned expansion of the gas treatment plant.  Another well is planned for drilling during 2008 in the Madisonville Project.

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

Asset Impairment — Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the undiscounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. As of three months and nine months ended September 30, 2007, the  impairment test was met for the United States.

For the unproved properties, the Company evaluates the possibility of potential impairment on a quarterly basis. During the three months ended September 30, 2007, approximately $495,874 of unproved property costs related to Goodwin project were reclassified to proved property and an impairment was recorded in the Canadian pool due to a dry hole drilled.

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

	September 30, 2007	December 31, 2006
Asset retirement obligations, beginning of period	$48,842	$26,641
Liabilities incurred	1,200	19,537
Accretion expense	2,419	2,664

Asset retirement obligations, end of period	$52,461	$48,842

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

GeoPetro maintains several cash accounts with three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2007, the uninsured bank balance was $9,015,477. GeoPetro has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

For the nine months ended September 30, 2007 and year ended December 31, 2006, the Company had sales to customers exceeding 10% of total sales as follows:

	September 30, 2007	December 31, 2006
Customer A	86%	79%
Customer B	14%	21%

At September 30, 2007, the Company had accounts receivable balances from Customer A of  $815,078 or 92%, and $394,337 or 77% at December 31, 2006 of total accounts receivable respectively.

Allowance for Doubtful Accounts — Trade accounts receivable are recorded at net realizable value. If the financial condition of GeoPetro’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. There was no activity in the allowance for doubtful accounts as of September 30, 2007 and December 31, 2006.

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

Stock-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the nine months ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the nine months ended September 30, 2007 $104,805 to income from continuing operations and income before income taxes, of which the entire amount was recorded to general and administrative expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2005: risk-free, weighted-average interest rates ranging from 2.52 to 3.75 percent, expected dividend yield of 0 percent, expected life of 5 years from the date of grant, and expected volatility of 10 and 25 percent. After the initial public offering on March 30, 2006, an expected volatility factor of 58% was used for the newly issued common stock options and the extension of common stock options and warrants during 2006. A newly issued stock option is an option that was granted on or after March 30, 2006 or a previously granted stock option that is modified on or after March 30, 2006. The fair value of all newly issued stock options grants in 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants and modifications of prior grants made on or after March 30, 2006 for the nine months ended September 30, 2007: risk-free, weighted average interest rate of 4.9 percent based on the U.S. Treasury yield curve in effect at the time of grant, expected dividend yield of 0 percent, expected life of 5 years from the date of grant (the remaining term of the option in the case of option extensions), and expected volatility of 58%. GeoPetro selected 10 publicly traded “small cap” companies whose primary business is oil and gas exploration and production.  Small cap, for purposes of this analysis, is defined as companies with a market capitalization under $1 billion.  From this peer group of similar companies, GeoPetro randomly selected 10 companies and derived expected volatility factors for the most recent completed fiscal years for each entity as reported in their recently filed 10K or 10KSB Annual Reports with the Securities and Exchange Commission.  Where the expected volatilities were expressed as a range, a simple average of the range is used as an expected volatility for that entity.

A description of the common stock options outstanding as of September 30, 2007 is included in Note 6.

Income (Loss) Per Common Share — Basic earnings per share excludes dilution and is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared from the earnings of the entity. Potential common shares for the three and nine month periods ended September 30, 2007 and September 30, 2006 were excluded from the earnings per share computation because the Company incurred net losses and were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Loss and Adjustments:
Net Loss Available to Common Shareholders	$(745,691)	$(489,224)	$(689,527)	$(811,841)
Adjustments	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Net Loss for Diluted Calculation	$(745,691)	$(489,224)	$(689,527)	$(811,841)

Shares:

Weighted Average Shares Outstanding	30,603,475	27,348,758	29,215,952	25,532,531
Outstanding Options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Outstanding Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Average Number of Shares for Diluted Calculation	30,603,475	27,348,758	29,215,952	25,532,531
Diluted EPS	$(0.02)	$(0.02)	$(0.02)	$(0.03)

Cash Equivalents — Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

New Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). It became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. We adopted FIN 48 effective January 1, 2007 (See Note 8).

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

3.                              SHORT TERM DEBT:

Short term non-convertible debt at nine months ended  September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Promissory note dated January 31, 2006, payable to Pinehill Capital; collateralized with an undivided 5% of the net cash flow in GeoPetro’s Madisonville Project; payable on or before October 31, 2007 (a)	$1,000,000	$1,000,000

Promissory note dated February 1, 2007 payable on or before October 31, 2007 (b)	500,000	—

Promissory note dated February 6, 2007 payable on or before October 31, 2007 (c)	300,000	—

Promissory note dated February 1, 2007 payable on or before October 31, 2007 (d)	100,000	—
	1,900,000	1,000,000
Less discount on promissory notes	(18,105)	(17,699)

	$1,881,895	$982,301

(a)      The Company issued a $1,000,000 short term promissory note on January 31, 2006 with a maturity date of January 31, 2007.  The note may be repaid at any time without penalty.  In the event the note is not repaid by the maturity date, the Company has agreed to dedicate 5% of the net cash flow from the Madisonville Project in Texas toward the repayment of the note and any accrued interest thereon.  In connection with the note, the Company paid a loan origination fee of $30,000 and granted a three-year warrant exercisable to purchase 150,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $182,390, as well as the $30,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. On February 1, 2007, the maturity date was extended to October 31, 2007. The Company has paid $80,000 accrued interest thru January 31, 2007. In connection with the extension, the Company paid a loan extension fee of $30,000 and granted a three-year warrant exercisable to purchase 50,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $57,242, together with the $30,000 loan extension fee, were recorded as a debt discount and are being amortized over the life of the promissory note.  As of September 30, 2007, the unamortized debt discount was $9,693.

(b)     The Company issued a $500,000 short term promissory note payable on February 1, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty.  The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $15,000 and granted a three-year exercisable warrant to purchase 25,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $27,072, as well as the $15,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of September 30, 2007, the unamortized debt discount was $4,674.

(c)      The Company issued a $300,000 short term promissory note payable on February 6, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty. The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $9,000 and granted a three-year exercisable warrant to purchase 15,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $16,214, as well as the $9,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of September 30, 2007, the unamortized debt discount was $2,802.

(d)     The Company issued a $100,000 short term promissory note payable on February 1, 2007 with a maturity date of October 31, 2007.  The note may be repaid at any time without penalty. The principal plus accrued interest on the note are due on the maturity date. In connection with the note, the Company paid a loan origination fee of $3,000 and granted a three-year exercisable warrant to purchase 5,000 Common Shares at $3.50 per share. The fair value of the warrants on the date of issuance, $5,414, as well as the $3,000 loan origination fee, was recorded as a debt discount and is being amortized over the life of the promissory note. As of September 30, 2007, the unamortized debt discount was $936.

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

On June 7, 2006, the Company loaned $1,000,000 to G. Carter Sedanoui, a 5% shareholder, evidenced by a short term promissory note payable to the Company with an original maturity date of March 31, 2007. On March 30, 2007, the Company extended the maturity date of the note to June 30, 2007. The note plus the accrued interest were paid in full on June 29, 2007.

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

During the nine  months ended September 30, 2007, the following issuances of common stock were made:

	Preferred Stock Series A		Preferred Stock Series AA		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2006	—	$—	1,890,710	$5,924,068	27,423,758	$40,112,265

Issuance of common stock for cash	—	—	—	—	2,268,539	7,825,608

Series AA preferred stock conversion			(1,890,710)	(5,924,068)	1,890,710	5,924,068

Fair value of warrants issued with private placement	—	—	—	—	—	(1,040,830)

Balances, September 30, 2007	—	$—	—	$—	31,583,007	$52,821,111

Conversion of Series AA Preferred Stock — On March 28, 2007, all 1,890,710 of the Company’s outstanding shares of Series AA Preferred Stock automatically converted into 1,890,710 shares of our common stock, no par value per share.  Under the Company’s Amended and Restated Articles of Incorporation, and as more fully described in Note 7 included in our Form 10K for the year ended December 31, 2006, the Series AA Preferred Stock automatically converted into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for our common shares was at least $5.25 per share for any consecutive ten trading days, which condition was met on March 27, 2007.  Dividends accrued on the Series AA Preferred Stock at a rate of $0.28 per annum, per share, while the Series AA Proffered Stock was outstanding.  In 2006, dividends paid on the Series AA Preferred Stock totaled $529,400. Pursuant to the terms of the Series AA Preferred Stock, no dividends were payable for the first quarter of 2007.

Common Stock Offering — On August 13, 2007, the Company sold, pursuant to a private placement, 2,002,599 units of the Company at a subscription price of $3.85 per Unit for total gross proceeds of $7,710,006. Each unit consisted of one share of common stock of the Company and three-tenths common share purchase warrant of the Company.  Each one whole warrant entitles the holder to acquire one share of common stock at a price of $4.50 per share for a period of five years from the closing date.  The units were purchased by a group of private investors. The Company filed a registration statement covering the common shares on October 9, 2007 which was declared effective by the Securities and Exchange Commission on October 26, 2007.  The gross proceeds of the sale of common shares will be used to fund the Company’s exploration and development program and for general working capital purposes.

6.                              COMMON STOCK OPTIONS:

                                        There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2006.  The options outstanding as of September 30, 2007 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
750,000	750,000	0.50	0.58
1,290,000	1,290,000	2.00	0.25
1,750,000	1,380,000	2.10	5.68
150,000	30,000	3.85	3.55
10,000	4,000	4.25	2.26
10,000	4,000	6.25	2.70
3,960,000	3,458,000

As of September 30, 2007, there are 3,458,000 options which are exercisable. The remaining 502,000 options will become exercisable over the next four years.

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

The fair value of the warrants totaled $32,533 and was capitalized in oil and gas properties as part of the U.S. cost pool.

In addition, during the nine months ended September 30, 2007, the Company issued common stock warrants in connection with promissory notes payable.  These warrant issuances are discussed in Note 3.

On August 13, 2007, the Company issued common stock warrants in connection with a private placement. These warrant issuances are discussed in Note 5.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states.  A federal income tax audit for the 2004 tax year was completed on October 15, 2007. There were no material adjustments to the Company’s

2004 tax return as a result.    There are currently no other federal or state income tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002.  The Company does, however, have net operating losses generated in tax years 1995 and thereafter, which remain open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the nine months ended September 30, 2007 and for the year ended December 31, 2006 is zero percent.

9.                              COMMITMENTS AND CONTINGENCIES:

There were no material changes to commitments and contingencies from those disclosed in the audited annual   consolidated financial statements for the year ended December 31, 2006 except as disclosed in Note 9 herein, and as follows:

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

                                                Goodwin Prospect, Central Alberta, Canada — On June 21, 2007, the Company entered into a participation agreement wherein it acquired a 50% non-operated working interest in the Goodwin Prospect, which is located in the Central Alberta Basin, Canada.  A total of 12,000 acres can be earned by the Company by the drilling of wells.  During July and August  2007, the Nexstar Goodwin 16-1958-12 Well was drilled.  The Company has production tested this well and determined that it is non-commercial. The Company has plugged and abandoned this well. As a result, the Company recorded an impairment charge in amount of $495,874 in the three months ended September 30, 2007.

10.                               SUBSEQUENT EVENTS:

Promissory Notes Paid in Full:                        The Company paid off all the short term non-convertible promissory notes discussed in Note 3 plus accrued interest on October 31, 2007.

Stock Option Exercises:              On November 1, 2007, an officer and director exercised options to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. The options were granted on December 29, 2000 and had an expiration date of December  29, 2007.

Swan Hills Prospect, Central Alberta, Canada — On October 17, 2007, the Company acquired a 33 1/3% non-operated working interest in 4,480 gross (1,493 net) acres in the Swan Hills Prospect, Central Alberta, Canada. The Company paid $273,581 to purchase the leases in this prospect.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin#1, and the Mitchell#1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2007. We expect the majority of our capital expenditures in 2007 to be the costs of related to completing wells in the Madisonville Field and the costs of drilling exploratory wells in Canada.

Results of Operations

The financial information with respect to the three months and nine months ended September 30, 2007 and 2006 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Statement of Operations
Revenues, net of royalties	1,231,370	1,705,140	5,443,562	5,172,657

Loss from operations	(691,226)	(267,975)	(510,518)	(272,640)
Net loss available to holders of Common Shares	(745,691)	(489,224)	(689,527)	(811,841)
Net loss from continuing operations per diluted share	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Net loss available to holders of Common Shares per diluted share	$(0.02)	$(0.02)	$(0.02)	$(0.03)

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

In 2005 we secured a commitment from Madisonville Gas Processing LP (“MGP”) to install and make operational additional treating facilities capable of treating 50 MMcf/d, which combined with the capacity of the current in-service treating facilities will represent a total designed treating capacity of 68 MMcf/d for the Madisonville treatment plant.    In early October 2007, MGP completed the additional treating facilities and the additional treating capacity at such facilities is currently being phased in.

Upon completion of the phase-in, we expect to produce our wells at higher rates as the well rates has previously been restricted due to capacity limitations in the gas treatment plant.  In addition, early in 2008 we expect to fracture stimulate the Wilson Well, and provided such stimulation is successful, we will place the Wilson Well on production.

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

While there can be no assurance, the higher production rates from our wells combined with the lower average treating fees per Mcf, may result in higher net production and increased revenue during later periods in 2007 as compared to the third quarter of 2007 and prior periods.

Industry Overview for the nine months ended September 30, 2007

The nine months ended September 30, 2007 saw strengthening natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of September 28, 2007, was $6.42 versus $5.40 as of December 29, 2006.  Natural gas prices improved during the nine months due to higher demand induced by cold temperatures experienced in many parts of the United States, among other factors.

Company Overview for the nine months ended September 30, 2007

Our net loss for nine months ended September 30, 2007 was $689,527.  From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through September 30, 2007 of $11,083,512. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our oil and natural gas sales for the nine months ended September 30, 2007 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”) and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for three months ended September 30, 2007 and 2006

                Oil and gas revenue for the third quarter of 2007 decreased 28% to $1,231,370 from $1,705,140 for the third quarter of 2006 due primarily to a 25% decrease in gas production. The lower gas production in the three months ended September 30, 2007 compared to the same period of 2006 was due to available capacity constraints in the Madisonville gas treatment plant.   Our net gas production was 448,214 Mcf at an average price of $2.75 per Mcf versus net gas production of 599,055 Mcf at an average sales price of $2.85 during the three months ended September 30, 2006.

  The lease operating expense for the third quarter ended September 30, 2007 was $315,982 compared to $572,664 in the same period of 2006. The average lifting cost per Mcf for the three months ended September 30, 2007 was $0.70 versus $0.96 for the three months ended September 30, 2006. The decrease in lease operating expense was due to the Magness workover done in the third quarter of 2006.

                The total net profits interest expense for the third quarter ended September 30, 2007 was $118,916 versus $179,907 in the same quarter of 2006.  The 34% decrease resulted from lower gas production volume in the three months ended September 30, 2007 versus 2006. The net profits interest is 12.5% of the net operating profits from our Magness, Fannin, and Mitchell wells.

For the third quarter ended September 30, 2007, consolidated general and administrative (“G&A”) expense was $482,388 as compared to $508,085 for the same quarter in 2006. The G&A cost comparisons between these third quarters were relatively consistent.

On the quarterly basis, the 2007 third quarter depreciation, depletion and amortization expense (“DD&A”) was $509,436 as compared to $712,459 for the 2006 third quarter.  The decrease in DD&A was due primarily to a 25% decrease in gas production of 150,841 Mcf in the third quarter of 2007 verses 2006 (net production of 448,214 Mcf in the third quarter of 2007 compared to 599,055 Mcf in the same period of 2006).

The 2007 third quarter impairment expense was $495,874 versus $0 for the 2006 third quarter. The 2007 impairment expense was due to a dry hole drilled in the Goodwin project in Canada. Under the full cost accounting, the impairment is evaluated based on each cost center on a country by country basis.

For the third quarter ended September 30, 2007, the loss from operations was $691,226 versus $267,975 for the same period in 2006. The increase in the loss from operations was due primarily to lower gas production volume and the impairment of the Goodwin well in Canada.

The interest income for the third quarter ended 2007 was $38,161 as compared to $90,831 in the same quarter of 2006.  The reason for the decreased interest income was lower average cash and cash equivalent balances during the 2007 period as compared to 2006 period.

Interest expense was $92,626 in the third quarter ended September 30, 2007 versus $87,748 in the same quarter of 2006. The interest expense comparisons in the respective quarters were consistent.

                During the third quarter ended September 30, 2007, the net loss before tax was $745,691 as compared to $264,892 in the same quarter of 2006. The net loss before tax increased during the three months ended September 30, 2007 due primarily to lower gas sales and the impairment expense from the Goodwin well in Canada.

During the third quarter ended September 30, 2007, the income tax expense was $0 as compared to $90,895 in the same quarter of 2006.  The 2006 income tax payment was estimated based on the 2005 final tax return.

Comparison of Results of Operations for nine months ended September 30, 2007 and 2006

                During the nine months ended September 30, 2007, we had oil and natural gas revenues of $5,443,562. Our net production was 1,556,551 Mcf of natural gas at an average price of $3.50 per Mcf.  During the nine months ended September 30, 2006, we had oil and natural gas revenues of $5,172,657.  Our net production for the nine months ended September 30, 2006 was 1,683,739 Mcf at an average price of $3.07 per Mcf.  Revenue increased in the nine months ended September 30, 2007 compared to the prior year period due to higher gas prices in spite of an 8% decrease in production volumes.  Average prices were approximately 14% higher for the nine months ended September 30, 2007 versus the same period in 2006.

                We incurred lease operating expense of $1,162,089 during the nine months ended September 30, 2007. Our average lifting cost for the 2007 period was $0.75 per Mcf.  During the nine months ended September 30, 2006, we incurred lease operating expense of $1,290,593. Our average lifting cost for the 2006 period was $0.77 per Mcf. The average lifting cost for the nine months ended September 30, 2007 was relatively consistent with the same period of 2006.

                During the nine months ended September 30, 2007, we incurred net profits interest expense of $547,504 associated with the Magness, the Fannin, and the Mitchell wells as compared to $540,378 during the nine months ended September 30, 2006. The net profits interest expense comparisons between these third quarters were consistent. The net profits interest is 12.5% of the net operating profits from our Magness, Fannin, and Mitchell wells.

                General and administrative expenses for the nine months ended September 30, 2007 were $2,009,307 compared to $1,795,705 for the nine months ended September 30, 2006. This represents a $213,602 increase over the prior year period due primarily to U.S. and Canada public company filling fees, costs associated with our SEC registration statement, and ongoing public company filing requirements.

The 2007 nine months ended September 30, the impairment expense was $495,874 versus $0 for the same period of 2006. The 2007 impairment expense was due to a dry hole drilled in the Goodwin project in Canada. Under the full cost accounting, the impairment is evaluated based on each cost center on a country by country basis.

                Depreciation, depletion and amortization expense (“DD&A”) for the nine months ended September 30, 2007 was $1,739,306 as compared to $1,818,621 in the same period of 2006, which amounts primarily represent amortization of the U.S. full cost pool for the nine months ended September 30, 2007 and 2006, respectively. The decrease was due to lower net production in the nine month period of 2007 as compared to the same period of 2006.

                Loss from operations totaled $510,518 for the nine months ended September 30, 2007 as compared to $272,640 for the nine months ended September 30, 2006. The increase in the loss from operations was due primarily to higher G&A cost and the impairment expense in the nine months ended September 30, 2007 versus 2006.

Other income for the nine months ended September 30, 2007 and 2006 consisted of interest income in the amount of $94,362 and $182,725, respectively. The reason for the decreased interest income was lower average cash and cash equivalent balances during the 2007 period as compared to the 2006 period.

                During the nine months ended September 30, 2007 and 2006, we incurred interest expense of $271,071 and $213,778, respectively. The higher interest expense in the current period was due to short-term borrowings which were incurred in 2007 to complete the Mitchell well as well as a workover performed on the Magness well.

                Net loss before taxes for the nine months ended September 30, 2007 was $687,227 as compared to $303,693 for the nine months ended September 30, 2006. The increase in net loss before taxes during the nine months ended September 30, 2007 was primarily due to higher G&A cost and the impairment expense in the nine months ended September 30, 2007 versus 2006.

Income tax expense for the nine months ended September 30, 2007 was $2,300 compared to $112,186 in the same period of 2006. The 2006 income tax payment was estimated based on the 2005 final tax return.

Recent Developments

          In February 2007, we borrowed $900,000 pursuant to three promissory notes bearing interest at 8% per annum.  The notes mature on October 31, 2007.  In connection with these notes, we paid loan origination fees totaling $27,000 and issued three year warrants exercisable to purchase 45,000 shares of our common stock at $3.50 per share which expire in February 2009. The promissory notes plus accrued interest were paid in full on October 31, 2007.

          In February 2007, we received an extension of the maturity date of our promissory note for $1,000,000 payable to Pine Hill Capital, LLC to October 31, 2007.  In connection with the extension, we paid a loan extension fee of $30,000 and granted a three-year warrant to purchase 50,000 shares of our common stock at $3.50 per share.  We repaid the note plus accrued interest on October 31, 2007.

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

On March 28, 2007, all 1,890,710 of our outstanding shares of our Series AA Preferred Stock automatically converted into 1,890,710 shares of our common stock. Under our Amended and Restated Articles of Incorporation, the Series AA Preferred Stock automatically converted into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for our common shares is at least $5.25 per share for any consecutive ten trading days, which condition was met on March 27, 2007. As a result of the conversion of our Series AA Preferred Stock to common stock on March 28, 2007, dividends on the Series AA Preferred Stock ceased accruing on December 31, 2006. In 2006, dividends paid on the Series AA Preferred Stock totaled $529,400.

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

On June 21, 2007, we entered into a participation agreement wherein it acquired a 50% non-operated working interest in the Goodwin Prospect, which is located in the Central Alberta Basin, Canada.  A total of 12,000 acres can be earned by us by the drilling of wells.  We have production tested the first well on the acreage and determined that it is non-commercial. We have plugged this well.  We plan to spud three additional wells on this acreage by year end.

On October 17, 2007, we acquired a 33 1/3% non-operated working interest in the Swan Hills Prospect, Central Alberta, Canada. We paid $273,581 to purchase 4,480 gross (1,493 net) acres in this prospect.

On August 13, 2007, we sold, pursuant to a private placement, 2,002,599 units of the Company at a subscription price of $3.85 per Unit for total proceeds of $7,710,006. Each unit consisted of one share of common stock of the Company and three-tenths common share purchase warrant of the Company.  Each one whole warrant entitles the holder to acquire one share of common stock at a price of $4.50 per share for a period of five years from the closing date.  The units were purchased by a group of private investors.  We filed a registration statement with SEC covering the common shares on October 9, 2007 which was declared effective by the Securities and Exchange Commission on October 26, 2007.  The proceeds of the sale of common shares will be used to fund the Company’s exploration and development program and for general working capital purposes.

On November 1, 2007, an officer and director, exercised options to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. The options were granted on December 29, 2000 and had expiration date of December 29, 2007.

Liquidity and Capital Resources

We had a working capital surplus of $5,695,530 versus working capital deficit of $1,238,261 at September 30, 2007 and December 31, 2006, respectively. Our working capital increased during nine months ended September 30, 2007 due primarily to a private placement of equity for gross proceeds of $7,710,006 on August 13, 2007.

We have historically financed our business activities through September 30, 2007 principally through issuances of common shares, promissory notes and common stock purchase warrants in private placements. These financings are summarized as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Proceeds from sale of common shares and warrant exercises, net	7,825,608	16,541,494
Payment on preferred dividends	—	(395,962)
Repayments of promissory notes	(100,000)	—
Proceeds from promissory notes	1,000,000	1,900,000
Payment of loan fee	(57,000)	(30,000)
Deferred offering costs	—	(1,213,789)

Net cash provided by financing activities	$8,668,608	$16,801,743

The net proceeds of our financings have been primarily invested in oil and natural gas properties totaling $2,645,202, and $16,003,073 for the nine months ended September 30, 2007 and 2006, respectively.

Our cash balance at September 30, 2007 was $8,487,644 compared to a cash balance of $734,561 at December 31, 2006. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2006	$734,561
Sources of cash:
Cash provided by operating activities	735,558
Cash provided by financing activities	8,668,608
Cash provided by payment of notes receivable	1,000,000

Total sources of cash including cash on hand	11,138,727

Uses of cash:
Cash used in investing activities:
Oil and natural gas property expenditures	(2,645,202)
Furniture, fixtures and equipment	(5,881)
Total uses of cash	(2,651,083)

Cash balance at September 30, 2007	$8,487,644

Our current cash and cash equivalents and anticipated cash flow from operations should be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future in 2007.  See “Outlook for 2007” for a description of our expected capital expenditures for 2007. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds pursuant to short term promissory notes to finance our activities.

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

Off Balance Sheet Arrangements

As of September 30, 2007, we had no off balance sheet arrangements.

Financial Instruments

We have not committed any forward sales of our natural gas and do not employ any other financial instruments.

Outlook for 2007

Depending on capital availability, we are forecasting capital spending of up to approximately $5.0 million during the remainder of 2007, allocated as follows:

1.                                       Madisonville Project, Madison County, Texas. Approximately $3.0 million will be expended in the Madisonville Field area as follows: $2,000,000 toward the fracture stimulation and hook up costs of the Wilson Well, and $1,000,000 to be utilized for land acquisition, engineering and permitting.

2.                                       Central Alberta Reef Project. Up to approximately $2.0 million will be expended to drill exploratory wells.

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

Commodity Risk.   Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the East Texas region. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the nine months ended September 30, 2007, a 10% change in the prices received for natural gas production would have had an approximate $700,000 impact on our revenues.

Currency Translation Risk.   Because our revenues and expenses are primarily in U.S. dollars, we have little exposure to currency translation risk, and, therefore, we have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Hedging. We did not enter into any hedging transactions during the nine months ended September 30, 2007 and the year ended December 31 2006.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Securities and Use of Proceeds

Unregistered Sales of Securities

On August 13, 2007, we completed a sale in a private placement transaction to certain institutional and individual accredited investors, of 2,002,599 shares of our common stock, no par value per share and five-year warrants to purchase up to an aggregate of 600,779 shares of our common stock at an exercise price of $4.50 per share (“Investor Warrants”) for an aggregate purchase price of $7,710,006.  We paid a cash fee in the amount of $385,500 and granted a three-year warrant to purchase up to 60,078 shares of our common stock at an exercise price of $3.85 per share to the placement agent in connection with the transaction. The private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The investors in the private placement were either accredited investors, as defined in Rule 501(a), or ones we reasonably believed to be. The purchase agreement signed by the investors contained customary and appropriate representations and warranties regarding the investor’s status as an accredited investor, and that the investor was acquiring the securities for its own account and not with a view to resale or distribution. It also contained questions further attesting to the investor’s status as an accredited investor. In addition, we did not accomplish the offer or sale of the securities sold in the private placement through any manner of general solicitation or general advertising. Moreover, it was disclosed to each investor prior to sale that, except as otherwise may be provided in any registration rights granted to him or her, the securities purchased would not be registered under the Securities Act and could therefore not be resold unless first registered under the Securities Act or an exemption from registration was available. We placed a legend on each certificate representing the securities sold stating that the securities have not been registered under the Securities Act and further setting forth customary and appropriate restrictions on the transferability of the securities. Finally, we made available to each investor, prior to purchase, the opportunity to ask questions and receive answers concerning the terms and conditions of the private placement.

Use of Proceeds

Our registration statement on Form S-1 (Reg. No. 333-135485) registered up to 16,499,991 shares of our common stock, no par value per share, including 5,825,498 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission on February 8, 2007. The offering commenced on February 8, 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statement; however if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $13,206,117, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California, Canadian and Indonesian prospects.

If less than the $13,206,117 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

1.    Alaska Cook Inlet Project, up to approximately $3.0 million will be expended for geological and geophysical costs and/or drilling of a well.

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
4.3

Form of common stock purchase warrant issued to various investors dated August 13, 2007 (filed as exhibit 4.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on August 16, 2007, and incorporated herein by reference)

10.1**	Joint Venture Agreement Bengara II, Dated January 1, 2000
10.2**	Production Sharing Contract Bengara II, Dated December 4, 1997
10.3**	Joint Venture Agreement—Whicher Range, Dated October 28, 1996
10.4**	Exploration Permit #408, Dated July 2, 1997
10.5**	Madisonville Field Development Agreement Dated August 1, 2005
10.6**	Alaska Cook Inlet Option dated April 20, 2005
10.7**†	The 2001 Stock Incentive Plan
10.8**†	The 2004 Stock Option and Appreciation Rights Plan
10.9**†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006
10.10**†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005
10.11**†	J. Chris Steinhauser Employment Agreement, Dated June 19, 2000 and amendments dated December 12, 2002 and January 1, 2005
10.12**	Office Lease Agreement, Dated effective March 1, 2004
10.13**	Promissory Note to Pinehill Capital Inc., Dated January 31, 2006
10.14**	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.
10.15**	Promissory Note between GeoPetro Resources Company and G. Carter Sednaoui, Dated June 7, 2006
10.16**	Flow-Through Share Agreement between GeoPetro Resources Company and GeoPetro Canada Ltd., Dated March 30, 2006
10.17**	Form of Flow-Through Share Agreement between GeoPetro Resources Company and various investors, Dated March 30, 2006
10.18**	Promissory Notes between GeoPetro Resources Company and Stuart J. Doshi, various dates
10.19**	Shares Sale & Purchase Agreement Dated September 29, 2006
10.20****	Form of Unit Subscription Agreement Dated August 13, 2007
10.22****	Promissory Note to Stuart Doshi dated February 12, 2007
21.1***	List of Subsidiaries of GeoPetro
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

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

****                         Filed as the identically numbered exhibit to the Registration Statement on Form S-1, as amended (No. 333-146557), as filed with the Securities and Exchange Commission on October 9, 2007, and incorporated herein by reference.

†                              Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	November 14, 2007
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice President of Exploration and	November 14, 2007
David V. Creel	Director

/s/ J. Chris Steinhauser	Vice President of Finance and	November 14, 2007
J. Chris Steinhauser	Chief Financial Officer, Principal Accounting Officer and Director