Form 10-Q
period 2008-03-31
GEOPETRO RESOURCES CO
filed 2008-05-13
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒.

There were 32,700,970 shares of no par value common stock outstanding on May 13, 2008.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,147,765	$4,294,565
Trade accounts receivable—oil and gas sales	848,043	965,188
Accounts receivable—other	535,763	345,862
Prepaid expenses	97,869	118,065
Total current assets	4,629,440	5,723,680

Oil and gas properties, at cost (full cost method):
Unevaluated properties	7,904,289	5,848,195
Evaluated properties	47,584,533	47,428,750
Less—accumulated depletion and impairment	(15,447,683)	(14,917,700)
Net oil and gas properties	40,041,139	38,359,245

Furniture, fixtures and equipment, at cost, net of depreciation	23,980	26,727
Other assets—deposits and other noncurrent assets	7,436	6,954
Total Assets	$44,701,995	$44,116,606

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$826,036	$666,293
Production taxes payable	168,945	407,246
Other taxes payable	30,726	161,032
Royalty owners payable	1,265,584	979,743
Net profits interest payable	280,147	147,513
Total current liabilities	2,571,438	2,361,827

Asset Retirement Obligations	55,022	53,726

Commitments and Contingencies (Notes 2 and 8)	—	—

Shareholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 31,950,970 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	52,645,168	52,645,168
Additional paid-in capital	2,249,465	2,219,109
Treasury stock, at cost, 1,257,043 shares held at March 31, 2008 and December 31, 2007, respectively	(1,152,435)	(1,152,435)
Accumulated deficit	(11,666,663)	(12,010,789)
Total shareholders’ equity	42,075,535	41,701,053

Total Liabilities and Shareholders’ Equity	$44,701,995	$44,116,606

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues
Oil and gas sales	$2,142,598	$1,823,342

Costs and expenses:
Lease operating expense	343,823	427,277
General and administrative	715,423	759,356
Net profits interest	228,061	184,204
Depreciation and depletion expense	534,430	576,942
Total costs and expenses	1,821,737	1,947,779

Income (loss) from operations	320,861	(124,437)

Other Income and (Expense):

Interest expense	—	(86,182)
Interest income	30,065	28,005
Total other expense	30,065	(58,177)

Net Income (Loss) Before Taxes	350,926	(182,614)

Income tax expense	(6,800)	—

Net Income (Loss) After Taxes	344,126	(182,614)

Net Income (Loss) Available to Common Shareholders	$344,126	$(182,614)

Earnings (Loss) per Share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic	31,950,970	27,526,895
Diluted	33,210,448	27,526,895

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities:

Net income (loss)	$344,126	$(182,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	534,430	576,942
Share-based compensation expense	30,355	34,935
Non-cash interest expense	—	38,742
Accretion of discount on asset retirement obligations	1,037	707
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	117,145	(381,971)
(Increase) decrease in other receivables	(189,901)	45,370
Decrease in prepaid expenses	20,196	57,475
Deposits and other noncurrent assets	(482)	(750)
Increase in trade payables	159,744	576,900
Decrease in interest payable	—	(49,162)
Decrease in dividends payable	—	(133,438)
Decrease in production taxes payable	(238,301)	(524,071)
Decrease in other payable	(130,308)	(5,590)
Increase in royalty owners payable	285,841	119,707
Increase in net profit interest payable	132,636	110,732
Increase in asset retirement obligations	259	471
Net cash provided by operating activities	1,066,777	284,385

Cash Flows from Investing Activities:

Oil and gas property expenditures	(2,211,876)	(945,895)
Acquisition of furniture, fixtures & equipment	(1,701)	—
Net cash used in investing activities	(2,213,577)	(945,895)

Cash Flows from Financing Activities:

Proceeds from sale of common shares, option and warrant exercises, net	—	71,729
Proceeds from promissory notes, net	—	1,000,000
Payments of loan fee	—	(57,000)
Repayments of promissory notes	—	(100,000)
Net cash provided by financing activities	—	914,729

Net Increase (Decrease) in Cash and Cash Equivalents:	(1,146,800)	253,219

Cash and Cash Equivalents:
Beginning of period	4,294,565	734,561
End of period	$3,147,765	$987,780

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$47,440

Cash paid for income taxes	$6,800	$—

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND USE OF ESTIMATES:

The interim consolidated financial statements of GeoPetro Resources Company (“we,” “us,” “our,” “GeoPetro” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of GeoPetro and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. The computation of share-based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

2.     LIQUIDITY:

We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties. Further leasehold acquisitions and seismic operations are planned for 2008 and future periods.  In addition, exploratory and developmental drilling is scheduled during 2008 and future periods on our undeveloped properties.  We anticipate that these exploration activities together with others that may be entered into may impose financial requirements which may exceed our existing working capital. We may need to raise additional equity or enter into new borrowing arrangements to finance our continued participation in planned activities. Further, we have farmed-out certain of our projects.  However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to forfeit our interest in proposed wells, farm-out our interest in proposed wells, sell a portion of our interests in prospects and use the sale proceeds to fund participation for a lesser interest, reduce general and administrative expenses, or a combination of all of these factors.

3.     Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which we adopted on January 1, 2008.  SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. The adoption of this pronouncement did not impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R, which among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statement with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a significant effect on our reported financial position or results of operations.

4.     EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings per share excludes dilution and is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared from the earnings of the entity. Potential common shares of 2,906,777 for the three months ended March 31, 2007 were excluded from the earnings per share computation because the Company incurred a net loss and were anti-dilutive. There were 2,196,230 outstanding common stock warrants as well as 170,000 outstanding common stock options on March 31, 2008 that were not included in the diluted EPS calculation because the warrants’ and options’ exercise prices were greater than the average market price of the common shares.

	Three Months Ended March 31,
	2008	2007

Numerator:
Net Income (Loss) Available to Common Shareholders	$344,126	$(182,614)

Denominator:
Weighted Average Shares Outstanding	31,950,970	27,526,895
Outstanding Options	1,192,800	Anti-dilutive
Outstanding Warrants	66,678	Anti-dilutive
Average Number of Shares for Diluted Calculation	33,210,448	27,526,895

Diluted EPS	$0.01	$(0.01)

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

The effective tax rate for the three month period ended March 31, 2008 and for the year ended December 31, 2007 is 3.1 percent, and differs from statutory rates primarily due to changes in the valuation allowance.

6.                 COMMON STOCK OPTIONS:

There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2007. The options outstanding as of March 31, 2008 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
750,000	750,000	0.50	0.08
1,750,000	1,400,000	2.10	5.18
150,000	30,000	3.85	3.04
10,000	6,000	4.25	1.76
10,000	4,000	6.25	2.19
2,670,000	2,190,000

The total intrinsic value of options outstanding was approximately $2,875,000 and $10,841,000 at March 31, 2008 and 2007 respectively. The intrinsic value for exercisable options was $2,640,500 and $9,043,120 at March 31, 2008 and 2007, respectively.

As of March 31, 2008, there are 2,190,000 options which are exercisable. The remaining 480,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $283,254.

7.                 COMMON STOCK WARRANTS:

There were no new warrants issued during the first quarter of 2008.

8.                 COMMITMENTS AND CONTINGENCIES:

There are no material changes to commitments and contingencies from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2007 except as disclosed in Note 8 herein, and as follows:

South Dry Hollow Prospect, Lavaca County, Texas—On February 26, 2008, the Company’s subsidiary, South Texas GeoPetro LLC, entered into a participation agreement wherein it acquired a 15% non-operated working interest in the South Dry Hollow Prospect, which is located in Lavaca County, Texas. On February 25, 2008, the Company paid a $150,000 prospect fee and advanced $1.1 million to drill the Eichhorn #1 Well. The Eichorn #1 Well shall be drilled to a total depth sufficient to test the Rochelle Sand, the top of which is at a stratigraphic equivalent depth of approximately 16,650 feet.

9.                 SUBSEQUENT EVENTS:

On April 25, 2008, an officer and director exercised options to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The options were granted on April 30, 1996 and had an expiration date of April 30, 2008.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2008. We expect the majority of our capital expenditures in 2008 to be spent on  the Madisonville Project.

Results of Operations

The financial information with respect to the three months ended March 31, 2008 and 2007 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$2,142,598	$1,823,342
Lease operating expense	343,823	427,277
General and administrative	715,423	759,356
Net profits expense	228,061	184,204
Depreciation and depletion expense	534,430	576,942
Earnings (loss) from operations	320,861	(124,437)
Net income (loss)	344,126	(182,614)
Net income (loss) attributable to common shareholders	$344,126	$(182,614)

Revenue and Operating Trends in 2008

We developed an onsite plan to treat and remove impurities from the Madisonville Project natural gas in order to meet pipeline-quality specifications. The Madisonville Project is located in East Texas. In 2003, the construction and installation of a natural gas treatment plant with a designed capacity of 18 million cubic feet of gas per day (“MMcf/d”) and associated pipeline and gathering facilities were completed. The treatment plant and associated pipeline and gathering facilities are owned by an unaffiliated third party.

In 2005 we secured a commitment from Madisonville Gas Processing, LP (“MGP”) to install and make operational additional treating facilities capable of treating 50 MMcf/d, which combined with the capacity of the current in-service treating facilities will represent a total designed treating capacity of 68 MMcf/d for the Madisonville treatment plant.  In October 2007, MGP informed us that they had partially completed construction of the additional treating facilities.  Subsequently in November 2007, MGP commenced phase-in of the additional treating capacity reaching a temporary peak inlet volume of 21 mmcf/d out of the total contracted 50 mmcf/d design capacity at such facilities. However, operations at the additional treating facilities were suspended by MGP in December 2007 in order to make the necessary modifications to effectively deal with the presence of diamondoids in the gas stream produced from the Rodessa Formation. A diamondoid is a rare, naturally occurring compound that can segregate out of the gas stream upon a decrease in temperature and pressure and as such, could cause operational problems for the nitrogen rejection portion of the additional treating facilities.  MGP has obtained a detailed laboratory composition analysis of the diamondoids and is currently finalizing plans for modifications to the operating system.  MGP indicates that removal of the diamondoids will require flowing the natural gas stream through a hydrocarbon contactor after the gas stream has had the hydrogen sulfide and carbon dioxide removed.  Through this contactor process, the hydrocarbon will absorb the diamondoids from the gas stream prior to entry into the nitrogen removal tower.  MGP expects to complete installation of the system modifications required in the new plant by the third quarter of 2008.  In the meantime, the existing, in service portion of the plant continues to treat approximately 15 million cubic feet per day of inlet gas.

Upon completion of the phase-in, we expect to produce our wells at a higher rate as the well rates have previously been restricted due to capacity limitations in the gas treatment plant. In addition, we expect to fracture stimulate the Wilson Well in late 2008, and provided such stimulation is successful, we will place the Wilson Well on production.

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

Industry Overview for the three months ended March 31, 2008

The first quarter of 2008 saw strengthening natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of March 31, 2008, was $9.05 per Mcf versus $6.81 per Mcf as of December 31, 2007. Higher natural gas prices this year and next reflect continued strong demand, high oil prices, and the need to replenish more stocks this year than last year, among other factors.

Company Overview for the three months ended March 31, 2008

Our net income after taxes for the quarter ended March 31, 2008 was $344,126. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through March 31, 2008 of $11,666,663. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our oil and natural gas sales for the quarter ended March 31, 2008 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the three months ended March 31, 2008 and 2007

During the three months ended March 31, 2008, we had oil and natural gas revenues of $2,142,598. Our net production was 450,650 Mcf of natural gas at an average price of $4.75 per Mcf. During the three months ended March 31, 2007, we had oil and natural gas revenues of $1,823,342. Our net production for the three months ended March 31, 2007 was 522,996 Mcf at an average price of $3.49 per Mcf. Revenues increased in the three months ended March 31, 2008 as compared to the prior year period due to higher natural gas prices and despite 14% lower production volumes. Natural gas prices were approximately 36% higher for the three months ended March 31, 2008 versus the same period in 2007.

During the three months ended March 31, 2008, we incurred lease operating expense of $343,823. Our average lifting cost for the 2008 period was $0.76 per Mcf. During the three months ended March 31, 2007, we incurred lease operating expense of $427,277. Our average lifting cost for the 2007 period was $0.82 per Mcf. The average lifting cost per Mcf in 2007 was higher due to workovers performed on the Magness well during that period.

During the three months ended March 31, 2008, we incurred net profits interest expense of $228,061 associated with the Magness, the Fannin, and the Mitchell wells as compared to $184,204 during the three months ended March 31, 2007. The 24% increase resulted from higher gas prices in the three months ended March 31, 2008 versus 2007. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the three months ended March 31, 2008 were $715,423 compared to $759,356 for the three months ended March 31, 2007. This represents a $43,933 or 6% decrease over the prior year period. The higher G&A expense incurred in 2007 was due primarily to costs associated with our initial SEC registration and American Stock Exchange listing.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended March 31, 2008 was $534,430 as compared to $576,942 in the same period of 2007, which amounts primarily represent amortization of the oil and gas properties for the three months ended March 31, 2008 and 2007, respectively. The 7% decrease was due to lower net production in the three months period of 2008.

Income from operations totaled $320,861 for the three months ended March 31, 2008 as compared to loss from operations of $124,437 for the three months ended March 31, 2007. The increase in the income from operations was due primarily to higher gas prices and lower expenses.

Other income for the three months ended March 31, 2008 and 2007 consisted of interest income in the amount of $30,065 and $28,005, respectively. Interest income increased due primarily to higher average cash and cash equivalent balances during the 2008 period as compared to the 2007 period.

During the three months ended March 31, 2008 and 2007, we incurred interest expense of $0 and $86,182, respectively. We had no outstanding debt during the first quarter of 2008 since all loans were paid in full in October 2007.

Net income before taxes for the three months ended March 31, 2008 was $350,926 as compared to net loss before taxes of $182,614 for the three months ended March 31, 2007. The increase in net income during the three months ended March 31, 2008 was primarily due to higher gas price and lower expenses.

Income tax expense for the three months ended March 31, 2008 was $6,800 compared to $0 in the same period of 2007. The increased income tax expense was due to alternative minimum tax incurred in the first quarter of 2008.

Recent Developments

On April 25, 2008, an officer and director exercised options to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The options were granted on April 30, 1996 and had an expiration date of April 30, 2008.

On February 26, 2008, the Company’s subsidiary, South Texas GeoPetro LLC, entered into a participation agreement wherein it acquired a 15% non-operated working interest in the South Dry Hollow Prospect, which is located in Lavaca County, Texas. On February 25, 2008, the Company paid a $150,000 prospect fee and advanced $1.1 million to drill the Eichhorn #1 Well. The Eichorn #1 Well was drilled to a depth of approximately 16,650 feet and is currently being evaluated for production.

Liquidity and Capital Resources

We had a working capital surplus of $2,058,001 at March 31, 2008 versus $3,361,853 at December 31, 2007. Our working capital decreased during three months ended March 31, 2008 due primarily to our participation in the drilling of a well in South Texas.

We have historically financed our business activities principally through issuances of common shares, promissory notes and common share purchase warrants in private placements and an initial public offering. However, during the three months ended March 31, 2008, we had no financing activities. These financings are summarized as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Proceeds from sale of common shares and warrant exercises, net	$—	$71,729
Proceeds from promissory notes	—	1,000,000
Payment of loan fee	—	(57,000)
Repayment of related party note	—	(100,000)

Net cash provided by financing activities	$—	$914,729

The net proceeds of our equity financings have been primarily invested in oil and natural gas properties totaling $2,211,876 and $945,895 for the three months ended March 31, 2008 and 2007, respectively.

Our cash balance at March 31, 2008 was $3,147,765 compared to a cash balance of $4,294,565 at December 31, 2007. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2007	$4,294,565
Sources of cash:
Cash provided by operating activities	1,066,777
Total sources of cash including cash on hand	5,361,342

Uses of cash:
Cash used in investing activities:
Oil and natural gas property expenditures	(2,211,876)
Furniture, fixtures and equipment	(1,701)
Total uses of cash	(2,213,577)

Cash balance at March 31, 2008	$3,147,765

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

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no material changes to our contractual obligations since December 31, 2007.

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2008, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2008/2009

Depending on capital availability, we are forecasting capital spending of up to approximately $26.2 million during the year 2008/2009, allocated as follows:

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

Changing prices have had a significant impact on costs of drilling and completing wells, particularly in the Madisonville Field area where we are currently the most active. The estimated cost of drilling and completing a Rodessa formation well at approximately 12,300 feet of depth has increased from $3.0 million in 2001 to $7.5 million in 2008 due to higher costs associated with tubular goods, well equipment, and day rates for drilling contracts, among other factors. These higher costs have impacted and will continue to impact our income from operations in the form of higher depletion expense.

Critical Accounting Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2007 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that face participants in the U.S., Canadian and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the principal risks faced by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from fluctuating prices of crude oil, natural gas and interest rates as discussed below.

Commodity Risk.  Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the East Texas region. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the first quarter ended March 31, 2008, a 10% change in the prices received for natural gas production would have had an approximate $700,000 impact on our revenues.

Currency Translation Risk.  Because our revenues and expenses are primarily in U.S. dollars, we have little exposure to currency translation risk, and, therefore, we have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Hedging. We did not enter into any hedging transactions during the three months ended March 31 2008 and 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the first quarter ended March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, referred to as our 2007 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2007 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered securities during the period ended March 31, 2008.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 4,301,355 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced on in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $13,312,974, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California and Indonesian prospects.

If less than the $13,312,974 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

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

Item 3.  Defaults Upon Senior Securities

                Not applicable.

Item 4.  Submission of Matters to a Vote of the Security Holders.

                Not applicable

Item 5.  Other Information.

                Not applicable

Item 6.  Exhibits

Exhibit Number	Description
3.1 (2)	Amended and Restated Articles of Incorporation of GeoPetro Resources Company

3.2 (8)	Second Amended and Restated Bylaws of the GeoPetro Resources Company

4.1 (2)	Form of Warrant issued by GeoPetro Resources Company to various investors on various dates.

4.2 (3)	Specimen Common Stock Certificate

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

4.5 (6)	Placement Agent Warrant dated August 13, 2007

10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000

10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997

10.4 (2)	Exploration Permit#408, Dated July 2, 1997

10.5 (2)	Madisonville Field Development Agreement Dated August 1, 2005

10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005

10.7 (2)†	The 2001 Stock Incentive Plan

10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan

10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006

10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005

10.11 (2)†	J. Chris Steinhauser Employment Agreement, Dated June 19, 2000 and amendments dated December 12, 2002 and January 1, 2005

10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004

10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.

10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006

10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007

10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007

10.23 (7)†	Third Amendment to J. Chris Steinhauser Employment Agreement dated December 18, 2007

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

(1)	Filed herewith.

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

(4)	Filed as Exhibit 10.14 to the Registration Statement on Form S-1 (No. 333-135485) as filed with the Securities and Exchange Commission on June 30, 2006, and incorporated herein by reference.

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

(7)	Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007 and incorporated herein by reference.

(8)

Filed as the identically numbered exhibit to the Registration Statement on Form S-1 (No. 333-135485), as filed with the Securities and Exchange Commission on April 25, 2008, and incorporated herein by reference.

†	Indicates a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2008.

GEOPETRO RESOURCES COMPANY
By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Chris Steinhauser
J. Chris Steinhauser
Vice President of Finance and
Chief Financial Officer, Principal
Accounting Officer and Director