Form 10-Q
period 2008-06-30
GEOPETRO RESOURCES CO
filed 2008-08-08
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 32,784,646 shares of no par value common stock outstanding on August 7, 2008.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,517,792	$4,294,565
Trade accounts receivable—oil and gas sales	877,607	965,188
Accounts receivable—other	69,321	345,862
Prepaid expenses	220,499	118,065
Total current assets	5,685,219	5,723,680

Oil and gas properties, at cost (full cost method):
Unevaluated properties	8,480,457	5,848,195
Evaluated properties	47,903,241	47,428,750
Less—accumulated depletion and impairment	(15,955,307)	(14,917,700)
Net oil and gas properties	40,428,391	38,359,245

Furniture, fixtures and equipment, at cost, net of depreciation	19,531	26,727
Other assets—deposits and other noncurrent assets	7,436	6,954
Total Assets	$46,140,577	$44,116,606

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$940,713	$666,293
Production taxes payable	237,467	407,246
Other taxes payable	2,873	161,032
Royalty owners payable	1,429,894	979,743
Net profits interest payable	355,679	147,513
Total current liabilities	2,966,626	2,361,827

Asset Retirement Obligations	56,349	53,726

Commitments and Contingencies (Notes 2 and 8)	—	—

Shareholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 32,700,970 and 31,950,970 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	51,867,733	51,492,733
Additional paid-in capital	2,279,820	2,219,109
Accumulated deficit	(11,029,951)	(12,010,789)
Total shareholders’ equity	43,117,602	41,701,053

Total Liabilities and Shareholders’ Equity	$46,140,577	$44,116,606

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
	(Unaudited	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$2,650,992	$2,388,850	$4,793,590	$4,212,192

Costs and expenses:
Lease operating expense	646,559	418,830	990,382	846,107
General and administrative	604,090	767,563	1,319,513	1,526,919
Net profits interest	260,868	244,384	488,929	428,588
Impairment expense	63,766	—	63,766	—
Depreciation and depletion expense	448,305	652,928	982,735	1,229,870
Total costs and expenses	2,023,588	2,083,705	3,845,325	4,031,484

Income from operations	627,404	305,145	948,265	180,708

Other Income and (Expense):

Interest expense	—	(92,263)	—	(178,445)
Interest income	17,803	28,196	47,868	56,201
Total other income (expense)	17,803	(64,067)	47,868	(122,244)

Net Income Before Taxes	645,207	241,078	996,133	58,464

Income tax expense	(8,495)	(2,300)	(15,295)	(2,300)

Net Income After Taxes	636,712	238,778	980,838	56,164

Net Income Available to Common Shareholders	$636,712	$238,778	$980,838	$56,164

Earnings per Share:
Basic	$0.02	$0.01	$0.03	$0.00
Diluted	$0.02	$0.01	$0.03	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic	32,503,168	29,483,676	32,227,069	28,510,691
Diluted	33,139,460	32,068,422	33,174,998	30,897,006

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities:

Net income	$980,838	$56,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	982,735	1,229,870
Share-based compensation expense	60,711	69,870
Non-cash interest expense	—	108,223
Impairment expense	63,766	—
Accretion of discount on asset retirement obligations	2,098	1,430
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	87,581	(308,189)
Decrease in other current assets	173,625	16,391
Increase (decrease) in other current liabilities	604,801	(233,609)
Increase in other long term liabilities	525	953
Net cash provided by operating activities	2,956,680	941,103

Cash Flows from Investing Activities:

Oil and gas property expenditures	(3,106,752)	(1,430,493)
Acquisition of furniture, fixtures & equipment	(1,701)	(5,881)
Decrease in related party notes receivable	—	1,000,000
Net cash used in investing activities	(3,108,453)	(436,374)

Cash Flows from Financing Activities:

Proceeds from sale of common shares, option and warrant exercises, net	375,000	620,644
Proceeds from promissory notes, net	—	1,000,000
Payments of loan fee	—	(57,000)
Repayments of promissory notes	—	(100,000)
Net cash provided by financing activities	375,000	1,463,644

Net Increase in Cash and Cash Equivalents:	223,227	1,968,373

Cash and Cash Equivalents:
Beginning of period	4,294,565	734,561
End of period	$4,517,792	$2,702,934

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$70,222

Cash paid for income taxes	$15,295	$—

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

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

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

4.              EARNINGS PER COMMON SHARE:

Basic earnings per share excludes dilution and is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared from the earnings of the entity. There were 2,196,230 and 196,375 outstanding common stock warrants as well as 990,000 and 20,000 outstanding common stock options at  June 30, 2008 and June 30, 2007, respectively,  that were not included in the diluted EPS calculation because the warrants’ and options’ exercise prices were greater than the average market price of the common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerators:
Net Income Available to Common Shareholders	$636,712	$238,778	$980,838	$56,164

Denominator:
Weighted Average Shares Outstanding	32,503,168	29,483,676	32,227,069	28,510,691
Outstanding Options	585,651	2,237,546	889,226	2,123,329
Outstanding Warrants	50,641	347,200	58,703	262,986
Average Number of Shares for Diluted Calculation	33,139,460	32,068,422	33,174,998	30,897,006
Diluted EPS	$0.02	$0.01	$0.03	$0.00

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

The effective tax rate for the six month period ended June 30, 2008 and for the year ended December 31, 2007 is 3.1 percent, and differs from statutory rates primarily due to changes in the valuation allowance.

6.                 COMMON STOCK OPTIONS:

There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2007 except as follows:

On June 27, 2008, the Company issued 820,000 common stock options to officers, directors, and employees at a price of $4.28 per share with a term of 5 years from the date issued (expiring  June 26, 2013) and shall vest over five years pursuant to the Stock Option Plan.

The weighted average fair value of options granted on June 27, 2008, as calculated under the Black-Scholes pricing model is $2.17. The fair value of each new issued option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free, weighted-average interest rate of 3.5% based on the U.S. Treasury yield curve in effect at the time of grant, expected dividend yield of 0 percent, expected life of 5 years from the date of grant, and expected volatility of 65.68%.

On April 25, 2008, an officer and director exercised options to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The options were granted on April 30, 1996 and had an expiration date of April 30, 2008.

The options outstanding as of June 30, 2008 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
1,750,000	1,730,000	2.10	4.92
150,000	30,000	3.85	2.79
10,000	6,000	4.25	1.51
820,000	—	4.28	5.00
10,000	6,000	6.25	1.94
2,740,000	1,772,000

The total intrinsic value of options outstanding was approximately $3,366,500 and $8,473,700 at June 30, 2008 and 2007, respectively. The intrinsic value for exercisable options was $3,309,100 and $7,762,500 at June 30, 2008 and 2007, respectively.

As of June 30, 2008, there are 1,772,000 options which are exercisable. The remaining 968,000 options will become exercisable over the next five years. The stock compensation expense related to the unvested awards is $1,934,551.

7.                 COMMON STOCK WARRANTS:

There were no new warrants issued during the first six months of 2008.

8.                 COMMITMENTS AND CONTINGENCIES:

There are no material changes to commitments and contingencies from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2007 except as follows:

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

9.                 SUBSEQUENT EVENTS:

On July 2, 2008, the Company issued 83,676 shares of our common stock pursuant to a cashless exercise of 175,125 common stock warrants.

Alaska – Cook Inlet CMB Project:  On July 31, 2008, the Company entered into a third amendment with Pioneer Oil Company (“Pioneer”).  The amendment provides that the Company will advance to Pioneer the sum of $1,168,093 on or before August 10, 2008, which represents the second and final payment for leases comprising 116,806 acres onshore in Cook Inlet, Alaska .  The amendment further provides that the work program requiring $2.5 million in expenditures by GeoPetro has been eliminated in its entirety.

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

Results of Operations

The financial information with respect to the six months ended June 30, 2008 and 2007 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$4,793,590	$4,212,192
Lease operating expense	990,382	846,107
General and administrative	1,319,513	1,526,919
Net profits expense	488,929	428,588
Impairment expense	63,766	—
Depreciation and depletion expense	982,735	1,229,870
Earnings from operations	948,265	180,708
Net income	980,838	56,164
Net income attributable to common shareholders	$980,838	$56,164

Industry Overview for the six months ended June 30, 2008

The first half year of 2008 saw strengthening natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of June 30, 2008, was $12.94 per Mcf versus $6.81 per Mcf as of December 31, 2007. Higher natural gas prices this year and next reflect continued strong demand, high oil prices, and the need to replenish more stocks this year than last year, among other factors.

Company Overview for the six months ended June 30, 2008

Our net income after taxes for the six months ended June 30, 2008 was $980,838. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through June 30, 2008 of $11,029,951. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our oil and natural gas sales for the six months ended June 30, 2008 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the three months ended June 30, 2008 and 2007

During the three months ended June 30, 2008, we had oil and natural gas revenues of $2,650,992. Our net production was 374,534 Mcf of natural gas at an average price of $7.08 per Mcf. During the three months ended June 30, 2007, we had oil and natural gas revenues of $2,388,850. Our net production for the three months ended June 30, 2007 was 583,486 Mcf at an average price of $4.09 per Mcf. Revenues increased in the three months ended June 30, 2008 as compared to the prior year period due to higher natural gas prices. The 36% lower production volumes for the three months ended June 30, 2008 as compared to the same period of 2007 was due to the Magness #1 well shut-in during the workover. Natural gas prices were approximately 73% higher for the three months ended June 30, 2008 versus the same period in 2007.

During the three months ended June 30, 2008, we incurred lease operating expense of $646,559. Our average lifting cost for the 2008 period was $1.73 per Mcf. During the three months ended June 30, 2007, we incurred lease operating expense of $418,830. Our average lifting cost for the 2007 period was $0.72 per Mcf. The average lifting cost per Mcf in 2008 was higher due to major workovers performed on the Magness well during that period.

During the three months ended June 30, 2008, we incurred net profits interest expense of $260,868 associated with the Magness, the Fannin, and the Mitchell wells as compared to $244,384 during the three months ended June 30, 2007. The 7% increase resulted from higher gas prices in the three months ended June 30, 2008 versus 2007. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the three months ended June 30, 2008 were $604,090 compared to $767,563 for the three months ended June 30, 2007. This represents a $163,473 or 21% decrease over the prior year period. The higher G&A expense incurred in 2007 was due primarily to costs associated with our initial SEC registration and American Stock Exchange listing.

The 2008 second quarter impairment expense was $63,766 versus $0 for the 2007 second quarter. The 2008 impairment expense was the remaining balance due to a dry hole drilled in 2007 in the Wildwood project in Canada. Under the full cost accounting, the impairment is evaluated based on each cost center on a country by country basis.

Depreciation and depletion expense for the three months ended June 30, 2008 was $448,305 as compared to $652,928 in the same period of 2007, which amounts primarily represent depletion of the oil and gas properties for the three months ended June 30, 2008 and 2007, respectively. The 31% decrease was due to lower net production in the three months period of 2008.

Income from operations totaled $627,404 for the three months ended June 30, 2008 as compared to $305,145 for the same period of 2007. The increase in the income from operations was due primarily to higher gas prices and lower expenses.

Other income for the three months ended June 30, 2008 and 2007 consisted of interest income in the amount of $17,803 and $28,196, respectively.  The higher interest income in the three months ended June 30, 2007 was due primarily to interest received from a note receivable. The note was paid off on June 29, 2007.

During the three months ended June 30, 2008 and 2007, we incurred interest expense of $0 and $92,263, respectively. We had no outstanding debt during the second quarter of 2008 since all loans were paid in full in October 2007.

Net income before taxes for the three months ended June 30, 2008 was $645,207 as compared to net income before taxes of $241,078 for the three months ended June 30, 2007. The increase in net income during the three months ended June 30, 2008 was primarily due to higher gas prices and lower expenses.

Income tax expense for the three months ended June 30, 2008 was $8,495 compared to $2,300 in the same period of 2007. The increased income tax expense was due to alternative minimum tax incurred in the second quarter of 2008.

Comparison of Results of Operations for the six months ended June 30, 2008 and 2007

During the six months ended June 30, 2008, we had oil and natural gas revenues of $4,793,590, and our net production was 825,184 Mcf of natural gas at an average price of $5.81 per Mcf. During the six months ended June 30, 2007, we had oil and natural gas revenues of $4,212,192 and our net production was 1,108,338 Mcf at an average price of $3.80 per Mcf. Revenues increased in the six months ended June 30, 2008 as compared to the prior year period due to higher natural gas prices. The 26% lower production volumes for the six months ended June 30, 2008 as compared to the same period of 2007 was due to shut-ins during the workover activity on the Company’s wells. Natural gas prices were approximately 53% higher for the six months ended June 30, 2008 versus the same period in 2007.

During the six months ended June 30, 2008, we incurred lease operating expense of $990,382. Our average lifting cost for the 2008 period was $1.20 per Mcf. During the six months ended June 30, 2007, we incurred lease operating expense of $846,107. Our average lifting cost for the 2007 period was $0.76 per Mcf. The average lifting cost per Mcf in 2008 was higher due to major workovers performed on the Magness well during that period.

During the six months ended June 30, 2008, we incurred net profits interest expense of $488,929 associated with the Magness, the Fannin, and the Mitchell wells as compared to $428,588 during the six months ended June 30, 2007. The 14% increase resulted from higher gas prices in the six months ended June 30, 2008 versus 2007. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the six months ended June 30, 2008 were $1,319,513 compared to $1,526,919 for the six months ended June 30, 2007. This represents a $207,406 or 14% decrease over the prior year period. The higher G&A expense incurred in 2007 was due primarily to costs associated with our initial SEC registration and American Stock Exchange listing.

The 2008 six months ended June 30, the impairment expense was $63,766 versus $0 for the same period of 2007. The 2008 impairment expense was the remaining costs associated with a dry hole drilled in 2007 in the Wildwood project in Canada. Under the full cost accounting, the impairment is evaluated based on each cost center on a country by country basis.

Depreciation and depletion expense for the six months ended June 30, 2008 was $982,735 as compared to $1,229,870 in the same period of 2007, which amounts primarily represent depletion of the oil and gas properties for the six months ended June 30, 2008 and 2007, respectively. The 20% decrease was due to lower net production in the six months period of 2008.

Income from operations totaled $948,265 for the six months ended June 30, 2008 as compared to income from operations of $180,708 for the six months ended June 30, 2007. The increase in the income from operations was due primarily to higher gas prices and lower expenses.

Other income for the six months ended June 30, 2008 and 2007 consisted of interest income in the amount of $47,868 and $56,201, respectively. The higher interest income in 2007 was due primarily to interest received from a note receivable. The note was paid off on June 29, 2007.

During the six months ended June 30, 2008 and 2007, we incurred interest expense of $0 and $178,445, respectively. We had no outstanding debt during the six months ended June 30, 2008 since all loans were paid in full in October 2007.

Net income before taxes for the six months ended June 30, 2008 was $996,133 as compared to net income before taxes of $58,464 for the six months ended June 30, 2007. The increase in net income during the six months ended June 30, 2008 was primarily due to higher gas price and lower expenses.

Income tax expense for the six months ended June 30, 2008 was $15,295 compared to $2,300 in the same period of 2007. The increased income tax expense was due to alternative minimum tax incurred in the first half year of 2008.

Recent Developments

In 2005 we secured a commitment from Madisonville Gas Processing, LP (“MGP”) to install and make operational additional treating facilities capable of treating 50 MMcf/d, which combined with the capacity of the current in-service treating facilities will represent a total designed treating capacity of 68 MMcf/d for the Madisonville treatment plant.  In October 2007, MGP informed us that they had partially completed construction of the additional treating facilities.  Subsequently in November 2007, MGP commenced phase-in of the additional treating capacity reaching a temporary peak inlet volume of 21 mmcf/d out of the total contracted 50 mmcf/d design capacity at such facilities. However, operations at the additional treating facilities were suspended by MGP in December 2007 in order to make the necessary modifications to effectively deal with the presence of diamondoids  in the gas stream produced from the Rodessa Formation. A diamondoid is a rare, naturally occurring compound that can segregate out of the gas stream upon a decrease in temperature and pressure and as such, could cause operational problems for the nitrogen rejection portion of the additional treating facilities.  MGP previously obtained a detail laboratory composition analysis of the diamondoids, conducted a pilot test of a diamondoid removal process at the field level and is currently designing modifications to the operating system.  MGP indicates that removal of the diamondoids will require flowing the natural gas stream through a hydrocarbon contactor after the gas stream has had the hydrogen sulfide and carbon dioxide removed.  Through this contactor process, the hydrocarbons will absorb the diamondoids from the gas stream prior to entry into the nitrogen removal tower.  In the meantime, the existing, in service portion of the plant continues to treat inlet gas.

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

On July 31, 2008, the Company entered into a third amendment with Pioneer Oil Company (“Pioneer”).  The amendment provides that the Company will advance to Pioneer the sum of $1,168,093 on or before August 10, 2008, which represents the second and final payment for leases comprising 116,806 acres onshore in Cook Inlet, Alaska.  The amendment further provides that the work program requiring $2.5 million in expenditures by GeoPetro has been eliminated in its entirety.

Liquidity and Capital Resources

We had a working capital surplus of $2,718,593 at June 30, 2008 versus $3,361,853 at December 31, 2007. Our working capital decreased during six months ended June 30, 2008 due primarily to our participation in the drilling of a well in South Texas.

We have historically financed our business activities principally through issuances of common shares, promissory notes and common share purchase warrants in private placements and an initial public offering. However, during the six months ended June 30, 2008, we had minor financing activities. These financings are summarized as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
Proceeds from sale of common shares and warrant exercises, net	$375,000	$620,644
Proceeds from promissory notes	—	1,000,000
Payments of loan fee	—	(57,000)
Repayments of promissory notes	—	(100,000)

Net cash provided by financing activities	$375,000	$1,463,644

The net proceeds of our equity financings have been primarily invested in oil and natural gas properties totaling $3,106,752 and $1,430,493 for the six months ended June 30, 2008 and 2007, respectively.

Our cash balance at June 30, 2008 was $4,517,792 compared to a cash balance of $4,294,565 at December 31, 2007. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2007	$4,294,565
Sources of cash:
Cash provided by operating activities	2,956,680
Cash provided by financing activities	375,000
Total sources of cash including cash on hand	7,626,245

Uses of cash:
Cash used in investing activities:
Oil and natural gas property expenditures	(3,106,752)
Furniture, fixtures and equipment	(1,701)
Total uses of cash	(3,108,453)

Cash balance at June 30, 2008	$4,517,792

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future. See “Outlook for 2008” for a description of our expected capital expenditures for 2008. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in the annual report on form 10-K for the year ended December 31, 2007 in “Recent Developments,” we periodically borrowed funds pursuant to short term promissory notes to finance our activities.

As discussed in the “Outlook for 2008/2009”, we are forecasting capital expenditures of $29.2 million during 2008. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2008 and to follow through with plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and farm-out certain of our projects.

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

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no material changes to our contractual obligations since December 31, 2007, except as mentioned in “Recent Developments.”

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2008, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2008/2009

Depending on capital availability, we are forecasting capital spending of up to approximately $29.2 million during the year 2008/2009, allocated as follows:

1.

Madisonville Project, Madison County, Texas. Approximately $16.5 million may be expended in the Madisonville Field area as follows: $1.5 million toward the fracture stimulation and hook up costs of the Wilson Well and $15.0 million toward the drilling of a deep well.

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

Commodity Risk.  Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the East Texas region. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the six months ended June 30, 2008, a 10% change in the prices received for natural gas production would have had an approximate $700,000 impact on our revenues.

Currency Translation Risk.  Because our revenues and expenses are primarily in U.S. dollars, we have little exposure to currency translation risk, and, therefore, we have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Hedging. We did not enter into any hedging transactions during the six months ended June 30, 2008 and 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the second quarter ended June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

On April 29, 2008, we issued 750,000 shares of common stock to an officer and director, an accredited investor, pursuant to an exercise of stock options at $0.50 per share for proceeds of $375,000.  These shares were issued pursuant to Rule 701 promulgated under the Securities Act, in that they were offered and sold pursuant to a written contract relating to compensation, as provided by Rule 701.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 4,301,355 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $16,572,574, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California and Indonesian prospects.

If less than the $16,572,574 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

1.	Alaska Cook Inlet Project, up to approximately $5.0 million will be expended for the drilling of pilot program wells.

2.

Madisonville Project, Madison County, Texas. Up to approximately $11 million will be expended in the Madisonville Field area towards the drilling and completion of one deep exploratory well location to an estimated depth of 18,000 feet.

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

4.5 (6)	Placement Agent Warrant dated August 13, 2007

5.1 (6)	Opinion of Greene Radovsky Maloney Share & Hennigh LLP

10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000

10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997

10.4 (2)	Exploration Permit#408, Dated July 2, 1997

10.5 (2)	Madisonville Field Development Agreement Dated August 1, 2005

10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005

10.7 (2)†	The 2001 Stock Incentive Plan

10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan

10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006

10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005

10.11 (2)†	J. Chris Steinhauser Employment Agreement, Dated June 19, 2000 and amendments dated December 12, 2002 and January 1, 2005

10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004

10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.

10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006

10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007

10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007

10.23 (7)†	Third Amendment to J. Chris Steinhauser Employment Agreement dated December 18, 2007

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

(1)	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2008.

GEOPETRO RESOURCES COMPANY
By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Chris Steinhauser
J. Chris Steinhauser
Vice President of Finance and
Chief Financial Officer, Principal
Accounting Officer and Director