Form 10-Q
period 2008-09-30
GEOPETRO RESOURCES CO
filed 2008-11-14
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 32,784,646 shares of no par value common stock outstanding on November 14, 2008.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,965,142	$4,294,565
Trade accounts receivable—oil and gas sales	146,063	965,188
Accounts receivable—other	33,140	345,862
Prepaid expenses	246,701	118,065
Total current assets	3,391,046	5,723,680

Oil and gas properties, at cost (full cost method):
Unevaluated properties	10,225,762	5,848,195
Evaluated properties	48,397,498	47,428,750
Less—accumulated depletion and impairment	(16,293,702)	(14,917,700)
Net oil and gas properties	42,329,558	38,359,245

Furniture, fixtures and equipment, at cost, net of accumulated depreciation	17,169	26,727
Other assets—deposits and other noncurrent assets	7,436	6,954
Total Assets	$45,745,209	$44,116,606

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$807,195	$666,293
Production taxes payable	255,548	407,246
Other taxes payable	2,324	161,032
Royalty owners payable	1,211,780	979,743
Net profits interest payable	203,998	147,513
Total current liabilities	2,480,845	2,361,827

Asset Retirement Obligations	57,707	53,726
Total Liabilities	2,538,552	2,415,553

Commitments and Contingencies (Notes 2 and 8)	—	—

Shareholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 32,784,646 and 31,950,970 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	51,867,733	51,492,733
Additional paid-in capital	2,384,517	2,219,109
Accumulated deficit	(11,045,593)	(12,010,789)
Total shareholders’ equity	43,206,657	41,701,053

Total Liabilities and Shareholders’ Equity	$45,745,209	$44,116,606

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenues
Oil and gas sales	$1,313,308	$1,231,370	$6,106,898	$5,443,562

Costs and expenses:
Lease operating expense	296,927	315,982	1,287,309	1,162,089
General and administrative	601,757	482,388	1,921,270	2,009,307
Net profits interest	112,308	118,916	601,237	547,504
Impairment expense	—	495,874	63,766	495,874
Depreciation and depletion expense	343,364	509,436	1,326,099	1,739,306
Total costs and expenses	1,354,356	1,922,596	5,199,681	5,954,080

Income (Loss) from operations	(41,048)	(691,226)	907,217	(510,518)

Other Income and (Expense):

Interest expense	—	(92,626)	—	(271,071)
Interest income	25,741	38,161	73,609	94,362
Total other income (expense)	25,741	(54,465)	73,609	(176,709)

Income (Loss) Before Taxes	(15,307)	(745,691)	980,826	(687,227)

Income tax expense	(335)	—	(15,630)	(2,300)

Net Income (Loss)	$(15,642)	$(745,691)	$965,196	$(689,527)

Earnings (Loss) per Share:
Basic	$(0.00)	$(0.02)	$0.03	$(0.02)
Diluted	$(0.00)	$(0.02)	$0.03	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic	32,783,736	30,603,475	32,413,979	29,215,952
Diluted	32,783,736	30,603,475	33,045,931	29,215,952

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities:

Net income (loss)	$965,196	$(689,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	1,326,099	1,739,306
Share-based compensation expense	165,408	104,805
Non-cash interest expense	—	162,537
Impairment expense	63,766	495,874
Accretion of discount on asset retirement obligations	3,185	2,419
Changes in operating assets and liabilities:
Accounts receivable - oil and gas sales	819,125	(420,741)
Other assets	183,604	(18,781)
Current liabilities	119,018	(641,534)
Net cash provided by operating activities	3,645,401	734,358

Cash Flows from Investing Activities:

Oil and gas property expenditures	(5,345,519)	(2,644,002)
Acquisition of furniture, fixtures & equipment	(4,305)	(5,881)
Decrease in related party notes receivable	—	1,000,000
Net cash used in investing activities	(5,349,824)	(1,649,883)

Cash Flows from Financing Activities:

Proceeds from sale of common shares, option and warrant exercises, net	375,000	7,825,608
Proceeds from promissory notes, net	—	1,000,000
Payments of loan fee	—	(57,000)
Repayments of promissory notes	—	(100,000)
Net cash provided by financing activities	375,000	8,668,608

Net Increase (Decrease) in Cash and Cash Equivalents:	(1,329,423)	7,753,083

Cash and Cash Equivalents:
Beginning of period	4,294,565	734,561
End of period	$2,965,142	$8,487,644

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$108,535

Cash paid for income taxes	$15,630	$1,500

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of GeoPetro and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. For the unevaluated properties, the Company evaluates the possibility of potential impairment on a quarterly basis. During the nine months ended September 30, 2008, approximately $63,766 of unevaluated property costs related to our Canadian properties were reclassified to proved property and a ceiling test impairment was recorded in the Canadian full cost pool. The computation of share-based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

2.     LIQUIDITY:

We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties. Further leasehold acquisitions and seismic operations are planned for 2008 and future periods.  In addition, exploratory and developmental drilling is scheduled in future periods on our undeveloped properties.  We anticipate that these exploration activities together with others that may be entered into may impose financial requirements which may exceed our existing working capital. We may need to raise additional equity or enter into new borrowing arrangements to finance our continued participation in planned activities. Further, we have farmed-out certain of our projects.  However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to forfeit our interest in proposed wells, farm-out our interest in proposed wells, sell a portion of our interests in prospects and use the sale proceeds to fund participation for a lesser interest, reduce general and administrative expenses, or a combination of all of these factors.

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

4.     EARNINGS PER COMMON SHARE:

Basic earnings per share excludes dilution and is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared from the earnings of the entity. There were 2,131,855 outstanding common stock warrants as well as 990,000 outstanding common stock options at September 30, 2008  that were not included in the diluted EPS calculation because the warrants’ and options’ exercise prices were greater than the average market price of the common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerators:
Net Income (Loss)	$(15,642)	$(745,691)	$965,196	$(689,527)

Denominator:
Weighted Average Shares Outstanding	32,783,736	30,603,475	32,413,979	29,215,952
Outstanding Options	Anti-dilutive	Anti-dilutive	592,817	Anti-dilutive
Outstanding Warrants	Anti-dilutive	Anti-dilutive	39,135	Anti-dilutive
Average Number of Shares for Diluted Calculation	32,783,736	30,603,475	33,045,931	29,215,952
Diluted EPS	$(0.00)	$(0.02)	$0.03	$(0.02)

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

The effective tax rate for the nine month period ended September 30, 2008 and for the year ended December 31, 2007 is 3.1 percent, and differs from statutory rates primarily due to changes in the valuation allowance.

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

On April 25, 2008, an officer and director exercised options to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The options had an expiration date of April 30, 2008.

The options outstanding as of September 30, 2008 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
1,750,000	1,750,000	2.10	4.67
150,000	60,000	3.85	2.54
10,000	6,000	4.25	1.25
820,000	—	4.28	4.74
10,000	6,000	6.25	1.69
2,740,000	1,822,000

The total intrinsic value of options outstanding was approximately $332,500 and $8,158,500 at September 30, 2008 and 2007, respectively. The intrinsic value for exercisable options was $332,500 and $7,486,500 at September 30, 2008 and 2007, respectively.

As of September 30, 2008, there are 1,822,000 options which are exercisable. The remaining 918,000 options will become exercisable over the next five years. The stock compensation expense related to the unvested awards is $1,829,853.

7.      COMMON STOCK WARRANTS:

On July 2, 2008, the Company issued 83,676 shares of common stock pursuant to a cashless exercise of 175,125 common stock warrants.

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

9.      SUBSEQUENT EVENTS:

Office Lease — The lease for the Company’s principal executive office located at One Maritime Plaza, Suite 700, San Francisco, CA 94111 has been amended to extend the term of the sublease for an additional one (1) year and two (2) months and the new expiration day is April 30, 2010.

Acquisition of South Bengara-II Block – On November 13, 2008, the Company acquired an interest in a new production sharing contract (“PSC”) in Indonesia.  Pursuant to a joint bid agreement (“JBA”) with Adelphi Energy Limited and Continental Energy Corporation, the group's joint venture company, ACG (South Bengara-II) Pte. Ltd. (“ACG”), signed a new PSC for the South Bengara-II block. GeoPetro's wholly owned subsidiary, GeoPetro Resources (South Bengara-II) Pte. Ltd., owns a 24.999% stake in ACG and its new PSC.  ACG, in accordance with the terms of its bid and the PSC, is obliged to pay a signing bonus of $1,000,000 and complete a work program during the first 3 PSC contract years which includes conducting geological and geophysical field surveys and studies, acquiring at least 100 line kilometers of new 2D seismic, and drilling one exploration well for a total minimum expenditure of $7,850,000.  In accordance with the provisions of the JBA, GeoPetro will pay 50% of the signing bonus and 50% of the first $3,000,000 in work program expenditures. Thereafter it will pay its 24.999% equity share of costs and be entitled to the same share of revenues.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2008. We expect the majority of our capital expenditures in 2008 and 2009 will be spent on the Madisonville Project.

Results of Operations

The financial information with respect to the nine months ended September 30, 2008 and 2007 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$6,106,898	$5,443,562
Lease operating expense	1,287,309	1,162,089
General and administrative	1,921,270	2,009,307
Net profits expense	601,237	547,504
Impairment expense	63,766	495,874
Depreciation and depletion expense	1,326,099	1,739,306
Earnings (Loss) from operations	907,217	(510,518)
Net income (loss)	$965,196	$(689,527)

Industry Overview for the nine months ended September 30, 2008

The nine months ended September 30, 2008 saw moderately weaker natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of September 30, 2008, was $6.77 per Mcf versus $6.81 per Mcf as of December 31, 2007. Natural gas prices have been very volatile during 2008 year to date due to supply concerns earlier in the year, and more recently due to recession concerns arising from the current financial crisis.

In the future we may need to raise capital, and due to the tight credit markets and downturn in the stock market, funds may not be available, or if available, may be on unfavorable terms.  Exploratory and development drilling is scheduled during 2008 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities. However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

1.	forfeit our interest in wells that are proposed to be drilled;

2.	farm-out our interest in proposed wells;

3.	sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest; and

4.	reduce general and administrative expenses.

Company Overview for the nine months ended September 30, 2008

Our net income after taxes for the nine months ended September 30, 2008 was $965,196. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through September 30, 2008 of $11,045,593. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our oil and natural gas sales for the nine months ended September 30, 2008 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the three months ended September 30, 2008 and 2007

During the three months ended September 30, 2008, we had oil and natural gas revenues of $1,313,308. Our net production was 281,337 Mcf of natural gas at an average price of $4.67 per Mcf. During the three months ended September 30, 2007, we had oil and natural gas revenues of $1,231,370. Our net production for the three months ended September 30, 2007 was 448,214 Mcf at an average price of $2.75 per Mcf.  Revenue increased in the three months ended September 30, 2008 as compared to the prior year period due to higher natural gas prices. The 37% lower production volumes for the three months ended September 30, 2008 as compared to the same period of 2007 was due to (i) disruption due to Hurricane Ike in September (plant was shut down for 10 days due to storm and lack of electricity), and (ii) higher shrinkage rates in the plant, and (iii) restricted production rates due to high inlet pressures into the plant. Natural gas prices were approximately 70% higher for the three months ended September 30, 2008 versus the same period in 2007.

During the three months ended September 30, 2008, we incurred lease operating expense of $296,927. Our average lifting cost for the 2008 period was $1.06 per Mcf. During the three months ended September 30, 2007, we incurred lease operating expense of $315,982. Our average lifting cost for the 2007 period was $0.70 per Mcf. The average lifting cost per Mcf in 2008 was higher due to lower net production in proportion to fixed components of LOE (281,337 net production volume three months ended September 30, 2008 versus 448,214 net production volume in the same period of 2007).

During the three months ended September 30, 2008, we incurred net profits interest expense of $112,308 associated with the Magness, the Fannin, and the Mitchell wells as compared to $118,916 during the three months ended September 30, 2007. The 6% decrease resulted from adjustment of ad valorem taxes of prior periods in the three months ended September 30, 2008. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the three months ended September 30, 2008 were $601,757 compared to $482,388 for the three months ended September 30, 2007. This represents a $119,369 or 25% increase over the prior year period. The higher G&A expense incurred in 2008 was due primarily to costs associated with implementation of the Sarbanes-Oxley Act of 2002 requirements, additional personnel, and share-based compensation associated with option grants made in 2008.

The 2008 third quarter impairment expense was $-0- versus $495,874 for the 2007 third quarter. The 2007 impairment expense was due to dry hole drilled associated with the Wildwood project in Canada, which resulted in a ceiling test write down.

Depreciation and depletion expense for the three months ended September 30, 2008 was $343,364 as compared to $509,436 in the same period of 2007, which amounts primarily represent depletion of the oil and gas properties for the three months ended September 30, 2008 and 2007, respectively. The 33% decrease was due to lower net production in the three-month period of 2008.

Loss from operations totaled $41,048 for the three months ended September 30, 2008 as compared to $691,226 for the same period of 2007. The decrease in the loss from operations was due primarily to higher gas prices and no impairment write-downs in the three months ended September 30, 2008.

Other income for the three months ended September 30, 2008 and 2007 consisted of interest income in the amount of $25,741 and $38,161, respectively.  The higher interest income in the three months ended September 30, 2007 was due primarily to higher average cash and cash equivalent balances during the 2007 period.

During the three months ended September 30, 2008 and 2007, we incurred interest expense of $-0- and $92,626, respectively. We had no outstanding debt during the third quarter of 2008 since all loans were paid in full in October 2007.

Net loss before taxes for the three months ended September 30, 2008 was $15,307 as compared to net loss before taxes of $745,691 for the three months ended September 30, 2007. The decrease in net loss before taxes during the three months ended September 30, 2008 was primarily due to higher gas prices, lower expenses and an impairment recorded in the comparable 2007 period.

Comparison of Results of Operations for the nine months ended September 30, 2008 and 2007

During the nine months ended September 30, 2008, we had oil and natural gas revenues of $6,106,898, and our net production was 1,106,521 Mcf of natural gas at an average price of $5.52 per Mcf. During the nine months ended September 30, 2007, we had oil and natural gas revenues of $5,443,562 and our net production was 1,556,551 Mcf at an average price of $3.50 per Mcf. Revenues increased in the nine months ended September 30, 2008 as compared to the prior year period due to higher natural gas prices. The 29% lower production volumes for the nine months ended September 30, 2008 as compared to the same period of 2007 was due to (i) disruption due to Hurricane Ike in September (plant was shut down for 10 days), and (ii) higher shrinkage rates in the plant, and (iii) restricted production rates due to high inlet pressures into the plant. Natural gas prices were approximately 58% higher for the nine months ended September 30, 2008 versus the same period in 2007.

During the nine months ended September 30, 2008, we incurred lease operating expense of $1,287,309. Our average lifting cost for the 2008 period was $1.16 per Mcf. During the nine months ended September 30, 2007, we incurred lease operating expense of $1,162,089. Our average lifting cost for the 2007 period was $0.75 per Mcf. The average lifting cost per Mcf in 2008 was higher due to a workover performed on the Magness well during that period and due to lower production.

During the nine months ended September 30, 2008, we incurred net profits interest expense of $601,237 associated with the Magness, the Fannin, and the Mitchell wells as compared to $547,504 during the nine months ended September 30, 2007. The 10% increase resulted from higher gas prices in the nine months ended September 30, 2008 versus 2007. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2008 were $1,921,270 compared to $2,009,307 for the nine months ended September 30, 2007. This represents a $88,037 or 4% decrease over the prior year period. The higher G&A expense incurred in 2007 was due primarily to costs associated with our initial SEC registration and American Stock Exchange listing.

The 2008 nine months ended September 30, the impairment expense was $63,766 versus $495,874 for the same period of 2007. The 2008 impairment expense was the remaining costs associated with a dry hole drilled in 2007 in the Wildwood project in Canada. Under the full cost accounting, the impairment is evaluated based on each cost center on a country by country basis.

Depreciation and depletion expense for the nine months ended September 30, 2008 was $1,326,099 as compared to $1,739,306 in the same period of 2007, which amounts primarily represent depletion of the oil and gas properties for the nine months ended September 30, 2008 and 2007, respectively. The 24% decrease was due to lower net production in the nine months period of 2008.

Income from operations totaled $907,217 for the nine months ended September 30, 2008 as compared to loss from operations of $510,518 for the nine months ended September 30, 2007. The increase in the income from operations was due primarily to higher gas prices and lower expenses.

Other income for the nine months ended September 30, 2008 and 2007 consisted of interest income in the amount of $73,609 and $94,362, respectively. The higher interest income in 2007 was due primarily to interest received on a note receivable. The note was repaid on June 29, 2007.

During the nine months ended September 30, 2008 and 2007, we incurred interest expense of $-0- and $271,071, respectively. We had no outstanding debt during the nine months ended September 30, 2008 since all loans were paid in full in October 2007.

Net income before taxes for the nine months ended September 30, 2008 was $980,826 as compared to net loss before taxes of $687,227 for the nine months ended September 30, 2007. The increase in net income during the nine months ended September 30, 2008 was primarily due to higher gas price and lower expenses.

Income tax expense for the nine months ended September 30, 2008 was $15,630 compared to $2,300 in the same period of 2007. The increased income tax expense was due to alternative minimum tax incurred in the nine months ended September 30, 2008.

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

On February 26, 2008, our subsidiary, South Texas GeoPetro LLC, entered into a participation agreement wherein it acquired a 15% non-operated working interest in the South Dry Hollow Prospect, which is located in Lavaca County, Texas. On February 25, 2008, the Company paid a $150,000 prospect fee and advanced $1.1 million to drill the Eichhorn #1 Well. The Eichorn #1 Well was drilled to a depth of approximately 16,650 feet and is currently being evaluated for production.

On April 25, 2008, an officer and director exercised options to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The options had an expiration date of April 30, 2008.

On July 2, 2008, we issued 83,676 shares of our common stock pursuant to a cashless exercise of 175,125 common stock warrants.

On July 31, 2008, we entered into a third amendment with Pioneer Oil Company (“Pioneer”).  Per the terms of the amendment, the Company paid Pioneer the sum of $1,168,093 on August 7, 2008, which represents the second and final payment for leases comprising 116,806 acres onshore in Cook Inlet, Alaska.  The amendment further provided that the work program requiring $2.5 million in expenditures by GeoPetro has been eliminated in its entirety.

On October 14, 2008, we amended the lease for our principal executive office located at One Maritime Plaza, Suite 700, San Francisco, CA 94111, to extend the term of the sublease for an additional one (1) year and two (2) months and the new expiration day is April 30, 2010.

Liquidity and Capital Resources

We had a working capital surplus of $910,201 at September 30, 2008 versus $3,361,853 at December 31, 2007. Our working capital decreased during nine months ended September 30, 2008 due primarily to our participation in the drilling of a well in South Texas and the final payment to Pioneer to secure the leases in Cook Inlet, Alaska.

We have historically financed our business activities principally through issuances of common shares, promissory notes and common share purchase warrants in private placements and an initial public offering. However, during the nine months ended September 30, 2008, we had minor financing activities. These financings are summarized as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Proceeds from sale of common shares and warrant exercises, net	$375,000	$7,825,608
Proceeds from promissory notes	—	1,000,000
Payments of loan fee	—	(57,000)
Repayments of promissory notes	—	(100,000)

Net cash provided by financing activities	$375,000	$8,668,608

The net proceeds of our equity financings have been primarily invested in oil and natural gas properties totaling $5,345,519 and $2,644,002 for the nine months ended September 30, 2008 and 2007, respectively.

Our cash balance at September 30, 2008 was $2,965,142 compared to a cash balance of $4,294,565 at December 31, 2007. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2007	$4,294,565
Sources of cash:
Cash provided by operating activities	3,645,401
Cash provided by financing activities	375,000
Total sources of cash including cash on hand	8,314,966

Uses of cash:
Cash used in investing activities:
Oil and natural gas property expenditures	(5,345,519)
Furniture, fixtures and equipment	(4,305)
Total uses of cash	(5,349,824)

Cash balance at September 30, 2008	$2,965,142

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future. See “Outlook for 2008/2009” for a description of our expected capital expenditures for 2008. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. Due to the tight credit markets and downturn in the stock market, such capital through the sale of our equity or borrowing may not be available, or if available, may be on unfavorable terms.  As noted in the annual report on form 10-K for the year ended December 31, 2007 in “Recent Developments,” we periodically borrowed funds pursuant to short term promissory notes to finance our activities.

As discussed in the “Outlook for 2008/2009”, we are forecasting capital expenditures of $29.2 million during 2008/2009. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2008/2009 and to follow through with plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and farm-out certain of our projects.  As noted in the previous paragraph, the tight credit markets and downturn in the stock market may impair our ability to generate additional financing.

Since our inception, we have participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and have participated in seismic surveys and the drilling of test wells on our undeveloped properties. Further leasehold acquisitions, drilling and seismic operations are planned for the remainder of 2008 and future periods. In addition, exploratory and development drilling is scheduled during 2008 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities. However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

1.	forfeit our interest in wells that are proposed to be drilled;

2.	farm-out our interest in proposed wells;

3.	sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest; and

4.	reduce general and administrative expenses.

We will continue to analyze the potential effects of the global economic downturn on our business and prospects and our ability to generate additional financing.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no material changes to our contractual obligations since December 31, 2007, except as mentioned herein in “Recent Developments.”

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2008, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2008/2009

Depending on capital availability, we are forecasting capital spending of up to approximately $29.2 million during the year(s) 2008/2009, allocated as follows:

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

Risks and Uncertainties

There are a number of risks that face participants in the U.S., Canadian and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as the risk factors set forth herein for a description of the principal risks faced by us in addition to the risk factor described below.

Risks associated with recent economic trends could adversely affect our financial performance.

As widely reported, the global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability. Concurrently, economic weakness has begun to accelerate globally. We believe these conditions have not materially impacted our financial position as of September 30, 2008 or liquidity for the nine months ended September 30, 2008. However, our financial condition and performance could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets and major economies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and the world.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from fluctuating prices of crude oil, natural gas and interest rates as discussed below.

Commodity Risk.  Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the East Texas region. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the nine months ended September 30, 2008, a 10% change in the prices received for natural gas production would have had an approximate $700,000 impact on our revenues.

Currency Translation Risk.  Because our revenues and expenses are primarily in U.S. dollars, we have little exposure to currency translation risk, and, therefore, we have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Hedging. We did not enter into any hedging transactions during the nine montshs ended September 30, 2008 and 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the third quarter ended September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

As of the date of this filing, except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, referred to as our 2007 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2007 Annual Report as well as the risk factors set forth herein. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

Risks associated with recent economic trends could adversely affect our financial performance.

As widely reported, the global financial markets have experienced extreme disruption in recent months, including severely diminished liquidity and credit availability. Concurrently, economic weakness has begun to accelerate globally. We believe these conditions have not materially impacted our financial position as of September 30, 2008 or liquidity for the nine months ended September 30, 2008; however, our financial condition and performance could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets and major economies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and the world.

In the future we may need to raise capital, and due to the tight credit markets and downturn in the stock market, funds may not be available, or may be available only on unfavorable terms. Due to the recent decrease in our stock price, we may have to sell more shares to raise the same amount of money than we would have in the past, resulting in greater dilution to existing shareholders than would be the case if our stock price was higher.  We have scheduled exploratory and development drilling during 2008 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that we may undertake will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities; however, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

1.	forfeit our interest in wells that we propose to drill;

2.	farm-out our interest in proposed wells;

3.	sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest; and

4.	reduce general and administrative expenses.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

On April 29, 2008, we issued 750,000 shares of common stock to an officer and director, an accredited investor, pursuant to an exercise of stock options at $0.50 per share for proceeds of $375,000.  These shares were issued pursuant to Rule 701 promulgated under the Securities Act, in that they were offered and sold pursuant to a written contract relating to compensation, as provided by Rule 701. On July 2, 2008, we issued 83,676 shares of common stock pursuant to a cashless exercise of 175,125 common stock warrants. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D without payment of underwriting discounts or commissions to any person.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 4,301,355 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $10,008,955, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California, Canadian and Indonesian prospects.

If less than the $10,008,955 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

1.	Alaska Cook Inlet Project, up to approximately $5.0 million will be expended for the drilling of pilot program wells.

2.

Madisonville Project, Madison County, Texas. Up to approximately $5 million will be expended in the Madisonville Field area towards the drilling and completion of one deep exploratory well location to an estimated depth of 18,000 feet.

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

Item 4.  Submission of Matters to a Vote of the Security Holders.

On June 27, 2008, the Company held its annual stockholders meeting. The Board proposed, and the shareholders approved, (i) the election of each of the Company’s Directors for an additional term of one year to expire at the Company’s next Annual Meeting and (ii) ratification of the appointment of Hein & Associates, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The number or votes cast for and against, or withheld, as to each Director and for the Ratification of Hein & Associates, LLP were as follows:

	Stuart J.	David V.	J. Chris	Thomas D.	David G.	Nick	Jeffrey
	Doshi	Creel	Steinhauser	Cunningham	Anderson	DeMare	Friedman

Shares in Favor	17,573,661	17,436,225	17,461,325	17,562,955	17,632,955	17,578,955	17,972,705
Shares Withheld	1,023,231	1,160,667	1,135,567	1,033,937	963,937	1,017,937	627,187

Ratification of the appointment of Hein & Associates, LLP:	For: 18,501,892
Against: 94,000
Abstain: 1,000

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

4.5 (6)	Placement Agent Warrant dated August 13, 2007

5.1 (6)	Opinion of Greene Radovsky Maloney Share & Hennigh LLP

10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000

10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997

10.4 (2)	Exploration Permit#408, Dated July 2, 1997

10.5 (2)	Madisonville Field Development Agreement Dated August 1, 2005

10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005

10.7 (2)†	The 2001 Stock Incentive Plan

10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan

10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006

10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated September 15, 2000, May 12, 2003 and January 1, 2005

10.11 (2)†	J. Chris Steinhauser Employment Agreement, Dated September 19, 2000 and amendments dated December 12, 2002 and January 1, 2005

10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004

10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.

10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006

10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007

10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007

10.23 (7)†	Third Amendment to J. Chris Steinhauser Employment Agreement dated December 18, 2007

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

(1)	Filed herewith.

(2)

Filed as the identically numbered exhibit to the Registration Statement on Form S-1, (No. 333-135485), as filed with the Securities and Exchange Commission on September 30, 2006, and incorporated herein by reference.

(3)

Filed as the identically numbered exhibit to the Registration Statement on Form S-1, (No. 333-135485), as filed with the Securities and Exchange Commission on January 31, 2007, and incorporated herein by reference.

(4)	Filed as Exhibit 10.14 to the Registration Statement on Form S-1 (No. 333-135485) as filed with the Securities and Exchange Commission on September 30, 2006, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2008.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Chris Steinhauser
J. Chris Steinhauser
Vice President of Finance and
Chief Financial Officer, Principal
Accounting Officer and Director