Form 10-K
period 2008-12-31
GEOPETRO RESOURCES CO
filed 2009-03-24
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number  001-16749

GeoPetro Resources Company

(Exact name of registrant as specified in its charter)

California	94-3214487
(State of incorporation)	(IRS Employer Identification Number)

One Maritime Plaza, Suite 700 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 398-8186

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $108,170,063 based on the closing sale price of $4.01 per share as reported by the American Stock Exchange on June 30, 2008.

The number of shares of the registrant’s common stock outstanding on March 23, 2009 was 34,284,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be filed on or before April 30, 2009, are incorporated by reference into Part III of this Form 10-K.

GEOPETRO RESOURCES COMPANY

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act as of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and we intend that such forward-looking statements be subject to the safe harbors created thereby.  These statements are related to future events or our future financial performance.  We have attempted to identify forward-looking statements with terminology, including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” or similar expressions as they relate to us and our business, industry and markets.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such forward looking statements are subject to change based on factors beyond our control. Certain factors that may affect our financial condition and results of operations are discussed in Item 1A “Risk Factors” , Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K, and may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report.  We assume no obligation, nor do we intend to update these forward-looking statements, unless required by law. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “GeoPetro,” “Company”, “we,” “us” and “our” refer to GeoPetro Resources Company and its consolidated subsidiaries.

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

Intercorporate Relationships

We hold 100% of the shares of Redwood Energy Company, a Texas corporation, “Redwood.”  Redwood is the general partner of, and holds a 5% interest in, Redwood Energy Production, L.P., “Redwood LP”, a Texas limited partnership. We are the sole limited partner of Redwood LP and own the remaining 95% partnership interest in Redwood LP. Redwood also holds a 100% interest in Madisonville Midstream, LLC, “Madisonville Midstream”, a Texas  limited liability company.

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

Our Company also holds 100% of the shares of GeoPetro International Ltd., a British Virgin Islands company, 100% of the shares of GeoPetro Resources Pte. Ltd., a Republic of Singapore Company, 100% shares of GeoPetro Resources (South Bengara – II) Pte, Ltd., a Republic of Singapore Company and 25% of the shares of ACG (South Bengara – II) Pte, Ltd., a Republic of Singapore Company.

GENERAL DEVELOPMENT OF THE BUSINESS

During the past five years, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 379,547 gross (161,171 net) acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

In December 2000, we acquired working interests in oil and natural gas leases in the Madisonville Field in Madison County, Texas, including interests in the Rodessa Formation. Also included in the acquisition was the Magness Well, an existing well that had been drilled, cased and production tested in the Rodessa Formation. In October 2001, we re-completed and tested the Magness Well over a 12-day period. In October 2002, we drilled, completed and successfully tested an injection well to dispose of waste products resulting from the treating process for gas produced from the Rodessa Formation. The Madisonville Field gas treatment plant and associated pipelines, which were built specifically for this project, were placed into service in May 2003, and the Magness Well began production in late May 2003. Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field, and the Madisonville Project was our primary source of revenue in 2008. The first development well in the Madisonville Field, the Fannin Well, was drilled in 2005 and was tested at rates of up to 25.7 MMcf/d. In 2006, we drilled the Wilson and Mitchell wells. In March 2009, the Fannin, Mitchell and Magness wells are producing while the Wilson well is shut-in awaiting a fracture stimulation. We own a 100% working interest in the four wells. Historically, our wells have been production constrained by the gas treatment plant at the Madisonville Field, which had a treating capacity limit of approximately 18,000 Mcf per day. In 2003, we entered into an agreement with the then plant owner, Madisonville Gas Processing, LP (“MGP”), an unaffiliated third party, which required, among other things, that MGP expand the design treating capacity of the plant from 18,000 to 68,000 Mcf per day to treat additional volumes from our producing wells. In late 2007, MGP began operations of the additional treating facilities and the additional treating capacity at such facilities; however, full operations were never reached due to the presence of diamondoids in the gas stream produced from the Rodessa Formation.  On December 31, 2008, GeoPetro acquired the MGP gas treatment plant, as well as the related gas gathering pipelines and facilities.   This acquisition is expected to allow the Company to improve operating efficiencies by consolidating the upstream and midstream portions of Madisonville project. By owning the midstream portion of the Madisonville project, we not only expect better net price realizations and operational efficiencies (i.e. improved volume realizations), but we also will control the timing and design of the current expansion of the plant facilities as well as future expansions, if needed.   See “Properties — Description of the Properties — Texas — The Madisonville Midstream Gas Treatment Plant and Gathering Facilities.”

As of March 23, 2009, we have 34,284,646 shares of common stock outstanding as a result of raising approximately $56 million of equity, net of offering costs, by way of private placements and a public offering in Canada. These funds have been used primarily to acquire, explore and develop our oil and natural gas prospects.

Growth Strategy

Our growth strategy is to maximize shareholder value through the exploration and development drilling of oil and natural gas prospects. To carry out this philosophy we employ the following business strategies:

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

•       retain a large working interest in those projects which involve low risk appraisal or development drilling, exploitation or appraisal of proved, probable and possible reserves; and

•       minimize early investment and exploration risk in higher risk exploratory prospects through farmouts to other oil and natural gas companies and maintain meaningful interests with a “carry” through the exploration phase.

Risks Associated With Foreign Operations

Our business activities in Indonesia, Canada and the United States are subject to political and economic risks, including: loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war, terrorist attacks and insurrection; risks of increases in import, export and transportation regulations and tariffs, taxes and governmental royalties; renegotiation of contracts with governmental entities; changes in laws and policies governing operations of foreign-based companies in Indonesia; exchange controls, and numerous other factors. While we expect these risks are greater in Indonesia, especially political risk, any one or more of such political or economic conditions could change in the United States or Canada to our detriment. For a related discussion of the risks attendant with our foreign operations, see “Risk Factors.”

Financial Information About Geographic Areas

Please see the notes to the financial statements for information concerning oil and gas properties located in the United States and foreign countries.

Regulations

Domestic exploration, production and sale of oil and gas are extensively regulated at both the federal and state levels. Our business is and will be directly or indirectly affected by numerous governmental laws and regulations applicable to the energy industry, including:

•       Federal environmental laws and regulations

•       State environmental laws and regulations

•       Local environmental laws and regulations

•       Federal energy laws and regulations

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

As of December 2008, we have re-completed an existing producing well and drilled three additional producing wells and an injection well in the Madisonville Project as operator. In addition, we may drill oil, gas and disposal wells in the future as the operator and will be required to obtain local government and other permits to drill such wells. There can be no assurance that such permits will be available on a timely basis or at all. Texas and other states have statutes or regulations pertaining to conservation matters which, among other matters, regulate the unitization or pooling of gas properties and the spacing, plugging and abandonment of such wells and set limits on the maximum rates of natural gas that can be produced from gas wells.

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

To the extent our pipelines transport natural gas in interstate commerce, the rates, terms and conditions of that transportation service are subject to regulation by the Federal Energy Regulatory Commission, or FERC, pursuant to Section 311 of the Natural Gas Policy Act of 1978, or NGPA, which regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of an interstate natural gas pipeline.  Under the Energy Policy Act of 2005, the FERC has authority to impose penalties for violations of the Natural Gas Act, up to $1 million per day for each violation and disgorgement of profits associated with any violation.

The regulatory burden on the natural gas and oil industry increases our cost of doing business.  Future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting our business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect us. To meet changing permitting and operational standards, we may be required, over time, to make site or operational modifications at our facilities, some of which might be significant and could involve substantial capital expenditures. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of law.   See “Risk Factors — Risks Related to Our Business”

Foreign Regulations

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

•       the use of this technology may increase our finding cost.

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

During the last three fiscal years, 100% of our revenues have been derived from the sale of natural gas. Substantially all of our natural gas sales, over 98%, have been generated by three producing wells, the Magness #1, Fannin #1 and Mitchell #1 wells, located in the Madisonville Field in East Texas. Natural gas produced by the wells is delivered to a gathering pipeline and transported to a nearby gas treatment plant where it is treated to remove impurities. On December 31, 2008, we purchased this natural gas treatment plant and related gathering pipeline from Madisonville Gas Processing, LP (“MGP”), an unaffiliated third party.   Prior to the plant being purchased, our untreated natural gas was sold at the well head to MGP.  Upon completion of the purchase of the treatment plant and gathering pipeline facilities, all future natural gas sales will occur upon delivery to our common carriers.   From the plant, the natural gas is transported approximately nine miles to one of two common carrier pipelines from which point it is delivered to the greater Dallas, Texas area. The price received for the natural gas is the Houston Ship Channel price index less certain adjustments for the quality of the gas delivered and gathering and transportation costs.

For financial information regarding our business activities, please see our Financial Statements beginning on page F-1 of this annual report. Substantially all of our revenue is produced from natural gas sales in the Madisonville Field located in East Texas.

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

Seasonality of Business

Our business is not seasonal.

Working Capital Items

The majority of our current assets are in the form of cash received from the sale of natural gas from our Madisonville Project in Texas, amounts received from issuance of long-term notes and from the sale of common stock in private placements. We use this cash to pay for the cost of our operations, service of debt facilities, and other administrative activities. For further information see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

Substantially all of our revenues to date have been derived from sales by MGP to two customers, Luminant Energy Company, and ETC Katy Pipeline, Ltd., of natural gas produced from our Madisonville Project in Texas. We have not committed any forward sales of our natural gas. We contract to sell the gas with spot-market based contracts that vary with market forces. No other customer accounts for in excess of 10% of our revenues.  The loss of either of these customers could result in the loss of our revenues, which would have a material adverse effect on our results of operations.  See “Risk Factors”.

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

The prices of our natural gas production are controlled by market forces. However, competition in the natural gas and oil exploration industry also exists in the form of competition to acquire leases and obtain favorable transportation prices. Our Company is relatively small and may have difficulty acquiring additional acreage and/or projects and may have difficulty arranging for the transportation of our production. We also face competition in obtaining natural gas and oil drilling rigs and in sourcing the manpower to run them and provide related services.

Employees

Currently, we have 20 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our natural gas and oil.

Available Information

We maintain a website located at http://www.geopetro.com and electronic copies of our annual, quarterly and current reports, and any amendments to those reports, are available free of charge under the Investor Relations link on our website.  This information is available on our website, as soon as practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

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

Risks Related to Our Business

As of December 31, 2008, we have capitalized costs totaling $59 million as evaluated and unevaluated oil and gas properties whereas we have generated revenues of only $36 million since January 1, 2003 and revenues of only $6.2 million during the fiscal year ended December 31, 2008.

Since inception, our activities have been primarily related to acquiring and exploring leasehold interests in oil and natural gas properties in Texas, California, Alaska, Canada, Indonesia and Australia. We incur substantial acquisition and exploration costs and overhead expenses in our operations, and until 2003, excluding minor interest and dividend income, our only significant cash inflows were the recovery of capital invested in projects through sale or other divestitures of interests in oil and gas prospects to industry partners. As a result, we have sustained an accumulated deficit through December 31, 2008 of $12.2 million. Our production activities were commenced in May 2003. Since May 2003, over 98% of our revenue has been generated from natural gas sales derived from wells in the Madisonville Field in Texas. It is possible that in the future we will be unable to continue to generate revenues from our sales of natural gas from our Madisonville Field wells because our proved reserves decline as reserves are produced from the wells. The drilling of exploratory oil and natural gas wells is highly speculative and often unproductive. Our participation in future drilling activities to explore, develop and exploit the properties in which we have an interest, or in which we may acquire interests, may be unsuccessful, may fail to generate positive cash flow, and may not enable us to maintain profitability in the future.

We may be unable to integrate successfully the operations of the Madisonville Gas Treatment Plant with our operations and we may not realize all the anticipated benefits of the Madisonville Gas Treatment Plant.

We formerly contracted with Madisonville Gas Processing, LP, (“MGP”) which owned and operated gathering pipelines and a dedicated natural gas treatment plant (which we refer to as the Madisonville Gas Treatment Plant), to treat impurities in the natural gas generated by our Madisonville Project.  Effective December 31, 2008, we acquired the Madisonville Gas Treatment Plant from MGP through our indirect wholly-owned subsidiary, Madisonville Midstream LLC.  We plan to complete the expansion of the Madisonville Gas Treatment Plant’s treatment capacity from 18 MMcf/d to 68 MMcf/d.  Operations in the additional facilities were suspended by MGP in December 2007 in order to deal with the presence of diamondoids in the gas stream produced from the Rodessa Formation.  During March 2009,  the Fannin, Magness and Mitchell wells are producing at a combined restricted rate of approximately 7 MMcf/d while the Wilson  well is shut-in.    There can be no assurance that we will be able to accomplish the expansion and achieve a full treatment capacity of 68 MMcf/d.

Even if we are able to successfully complete the expansion of the Madisonville Gas Treatment Plant from 18 MMcf/d to 68 MMcf/d, third parties may seek access to the plant through regulatory proceedings, which could limit our use of the Plant and disrupt our production operations.

Third parties have, and may in the future, seek access to the Madisonville Gas Treatment Plant through regulatory proceedings, which could restrict our access to the Plant, disrupt our production operations and negatively impact our revenues.  An example of such a proceeding is the complaint filed by Crimson with the Texas Railroad Commission described under “Properties — Description of the Properties — Texas — The Madisonville Gas Treatment Plant and Gathering Facilities.”  On August 9, 2006, the Texas Railroad Commission issued an order requiring MGP to ratably process, take, transport or purchase natural gas produced by Crimson into the Madisonville Gas Treatment Plant.  Since Crimson now has the right to have its natural gas treated at the Plant, our ability to treat our own natural gas will be reduced to the extent of Crimson’s usage.  Crimson is currently utilizing approximately 3% of the Plant’s capacity, which does not materially impact our operations; however, Crimson’s usage could increase in the future.

Substantially all of our revenues have been generated from natural gas sales derived from wells in the Madisonville Field, and 100% of our natural gas generated from the Madisonville  Field wells is treated at the Madisonville Midstream Gas Treatment Plant, which is 100% indirectly owned by the Company.  If our ability to treat natural gas at the Madisonville Midstream Gas Treatment Plant is limited for any reason, including but not limited to increased demands by third parties, our revenues may be adversely affected.

Substantially all  of our current revenues are generated by our interest in the Madisonville Project. Delays or interruptions of the Madisonville Project natural gas drilling and production operations including, but not limited to, events beyond our control or the failure of third parties on which we rely to provide key services, could negatively impact our revenues.

Substantially all of our oil and natural gas revenues for the years ended December 31, 2008 and 2007 were derived from the Madisonville Project. In connection with that project, we have contracted with Gateway Processing Company, (“Gateway”) which operates a sales pipeline for natural gas.

The failure of Gateway to perform its contractual obligations to us could impose delays or interruptions in our production operations and prevent us from generating revenues. In addition, events which are beyond our control, or that of Gateway, could affect our production operations. Such events include, but are not limited to:

•       events referred to as force majeure, such as an act of God, act of a public enemy, war, blockade, public riot, lightning, fire, storm, flood, explosion and any other causes whether of the kind enumerated or otherwise not reasonably within the control of Gateway.

•       the inability to secure raw materials or equipment,

•       transportation accidents, and

•       labor disputes and equipment failures.

We do not own all of the land on which our pipelines and facilities are located, and we are therefore subject to the possibility of not being able to retain necessary land use and associated increased costs.

We have the right to operate our pipelines on land owned by third parties for specified periods of time.   Our loss of these rights, through our inability to renew rights-of-way contracts, leases or otherwise, could result in the suspension of our operations, or increased costs related to continuing operations elsewhere, which would have a material adverse effect on our business, results of operations and financial condition.

If third-party pipelines and other facilities interconnected to our natural gas pipelines and processing facilities become partially or fully unavailable to transport natural gas, our revenues could be adversely affected.

We depend upon third party pipelines and other facilities to provide delivery options from the Madisonville Midstream Gas Treatment Plant to our customers.  If any of these third party pipelines become unavailable to transport the natural gas produced at the Madisonville Gas Treatment Plant, or if the gas quality specifications for these pipelines or facilities change, we would be required to find alternate means to transport our natural gas out of the Madisonville Gas Treatment Plant, which could increase our costs, reduce the revenues we might obtain from the sale of our natural gas or reduce our ability to process natural gas at the Plant.

In excess of 90% of our revenues to date have been derived from sales by MGP to two customers. The loss of one or both these customers could have a material adverse impact on our oil and gas revenues.

Approximately 99% of our oil and natural gas revenues for the years ended December 31, 2008 and 2007 were derived from the Madisonville Project. During 2008 and 2007, approximately 99% of our revenues have been derived from sales by MGP to two customers, Luminant Energy Company, LLC, and ETC Katy Pipeline, Ltd. The loss of, or material nonpayment by one of these customers could impact the price we receive for our gas sold due to lessened competition. The loss of, or material nonpayment by, both customers could result in a  loss of our revenue.  Our customers may be subject to their own operating risks which could increase the risk that they could default on their obligation to us.

Unless we replace our oil and natural gas reserves, our reserves and production will decline.

The volume of production from oil and natural gas properties generally declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our proved reserves will decline as reserves are produced from our properties unless we are able to acquire or develop new reserves. The business of exploring for, developing or acquiring reserves is capital intensive. For example, as of December 31, 2008 we have capitalized costs totaling $59 million as evaluated and unevaluated oil and gas properties. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. Even if we are able to raise capital to develop or acquire additional properties, no assurance can be given that our future exploitation and development drilling activities will result in the discovery of any reserves.

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

•  compliance with governmental requirements; and

•  shortages or delays in the availability of drilling rigs, the delivery of equipment, and availability of qualified manpower.

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

Reservoir engineering, geophysics and geology are not exact sciences and the results of studies and tests used to make such evaluations are sometimes inconclusive or subject to varying interpretations. As such, there is no certain way to know in advance whether any of our prospects will yield oil and natural gas in commercial quantities. Further, it is possible that we will participate in the drilling of more dry holes than productive wells or that all or substantially all of the wells drilled will be dry holes. The drilling of dry holes on prospects in which we have an interest could adversely affect their values and our decision to undertake further exploration and development drilling of such prospects. It is not certain or predictable whether, and no assurance can be made that, the wells drilled on the properties in which we have an interest will be productive or, if productive, that we will recover all or any part of our investment in the properties. In sum, our participation in future drilling activities may not be successful and, if unsuccessful, such failure will negatively impact our revenues and have a material adverse effect on our results of operations and financial condition. Our oil and natural gas revenues were $6,152,542 and $6,890,777 for the years ended December 31, 2008 and 2007, respectively. Future revenues could decline from those levels if our future drilling efforts are not successful. Furthermore, as of December 31, 2008 we have capitalized costs totaling $59 million as evaluated and unevaluated oil and gas properties. Should our future drilling activities be unsuccessful, we may then be required to record an impairment charge equal to a portion of, or all, of the capitalized costs resulting in an immediate adverse impact on our results of operations and financial position.

Our business may be harmed by failures of third party operators on which we rely.

Our ability to manage and mitigate the various risks associated with certain of our exploration and operations in Alberta, Canada, and Indonesia is limited since we rely on third parties to operate our projects. We are a non-operating interest owner in our Canadian and Indonesian properties. With respect to our interests in Canada and Indonesia, we have entered into agreements with third party operators for the conduct and supervision of drilling, completion and production operations. In the event that commercial quantities of oil and natural gas are discovered on one of our properties, the success of the oil and natural gas operations on that property depends in large measure on whether the operator of the property properly performs its obligations. The failure of such operators and their contractors to perform their services in a proper manner could result in materially adverse consequences to the owners of interests in that particular property, including us.

Our percentage share of oil and gas revenues from our Indonesian property is diminished by the terms of our production sharing contract in the Bengara Block.

C-G Bengara owns 100% of the underlying rights to explore for and produce oil and natural gas within the Bengara Block.  We have a 12% interest in C-G Bengara. C-G Bengara is subject to a production sharing contract, which means generally that C-G Bengara is entitled to receive, from production proceeds, 100% of expenditures in the block as “cost recovery.” Once these costs are recovered, C-G Bengara’s production share will be reduced to approximately 26.7% of oil produced and 62.5% of all natural gas produced. We are entitled to 12% of C-G Bengara’s reduced share of any such production. See the discussion under “Properties- Indonesia — Terms of Participation in the Bengara Block” for more information concerning the production sharing contract.

Drilling and completion equipment, services, supplies and personnel are scarce and may not be available when needed, which could significantly disrupt or delay our operations.

From time to time, there has been a general shortage of drilling rigs, equipment, supplies and oilfield services in North America and Indonesia.  In addition, the costs and delivery times of rigs, equipment and supplies have risen when short supply of equipment existed in the past. There can be no assurance that sufficient drilling and completion equipment, services and supplies will be available when needed. Shortages could delay our proposed exploration, development drilling, and sales activities, which could have a material adverse effect on our results of operations. Our oil and natural gas revenues were $6.2 million for the year ended December 31, 2008. Future revenues could decline from those levels if we experience delays in our proposed exploration, development drilling, and sales activities. The demand for, and wage rates of, qualified rig crews have risen in the drilling industry due to the increasing number of active rigs in service. If the demand for qualified rig crews continues to rise in the drilling industry, then the oil and gas industry may experience shortages of qualified personnel to operate drilling rigs. This could delay our drilling operations and adversely affect our financial condition and results of operations.

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

Until such time as the properties in which we own interests are generating sufficient cash flow to fund planned capital expenditures, we will be required to raise additional capital through the issuance of additional securities or otherwise sell or farmout interests in our oil and natural gas properties to third parties. If and when the properties in which we own interests become productive and have adequate reserves, we may borrow funds to finance our future oil and natural gas operations and exploratory and development drilling activities. We may not be able to raise additional funds in the future from any source or, if such additional funds are made available to us, we may not be able to obtain such additional financing on terms acceptable to us. To the extent such funds are not available from any of those sources, our operations and activities will be limited to those operations and activities we can afford with the funds then available to us. Our larger competitors, by reason of their size and relative financial strength, may be more easily able to access capital markets than us.

The volatility in crude oil and natural gas prices could adversely affect our financial results and ability to raise additional capital.

Our revenues, cash flows and profitability are substantially dependent on prevailing prices for both oil and natural gas. Decreases in natural gas prices will decrease revenues and cash flows from the Madisonville Project and our other producing properties, if any, and decreases in oil and natural gas prices could deter potential investors from investing in our company and generally impede our ability to raise additional financing to fund our exploration and development drilling activities. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, political conditions in the Middle East and other regions, internal and political decisions of OPEC and other oil and natural gas producing nations to decrease or increase production of crude oil, domestic and foreign supplies of oil and natural gas, consumer demand, weather conditions, domestic and foreign government regulations and taxation, transportation costs, the price and availability of alternative fuels, the impact of energy conservation efforts and overall economic conditions.

Risks associated with recent economic trends could adversely affect our financial performance.

As widely reported, the global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability. Concurrently, economic weakness has begun to accelerate globally. We believe these conditions have not materially impacted our financial position as of December 31, 2008 or liquidity for the twelve months ended December 31, 2008. However, our financial condition and performance could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets and major economies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and the world.

We are subject to a number of operational risks beyond our control against which we may not have, or be able to obtain insurance.

Our operations are subject to the many risks and hazards incident to exploring and drilling for, and producing and transporting, oil and natural gas, including among other risks:

•       blowouts, fires, craterings, pollution and equipment failures that may result in damage to or destruction of wells, pipelines, producing formations, production facilities and equipment;

•  damage to pipelines, facilities and properties caused by hurricanes, tornados, floods and other natural disasters

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

If one or more of these events occurs, we could incur substantial liabilities to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition and results of operations, or we could lose properties in which we have invested significant sums (totaling $59 million) which are capitalized as evaluated and unevaluated oil and gas properties as of December 31, 2008.

A loss not covered by insurance could result in substantial expenses to us.

We do not insure fully against all business risks either because such insurance is not available or because premium costs are prohibitive.  We are not insured against all environmental accidents that might occur which may include toxic tort claims. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. For example, following Hurricanes Katrina and Rita, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms generally are less favorable than terms that could be obtained prior to such hurricanes.  In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.  A loss not fully covered by insurance could result in expenses to us and could have a material adverse effect on our financial position and results of operations. Uninsured losses in excess of $1.0 million would be materially adverse to our financial position and results of operations.

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

Extensive national, state, provincial and local environmental laws and regulations in the United States and foreign jurisdictions affect nearly all of our operations.  Environmental laws to which we are subject in the U.S. include, but are not limited to, (1) the Clean Air Act and comparable state laws that impose obligations related to air emissions, (2) the Resource Conservation and Recovery Act of 1976 (RCRA), and comparable state laws that impose requirements for the handling, storage, treatment or disposal of solid and hazardous waste from our facilities, (3) the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal, and (4) the Clean Water Act, and comparable state laws that regulate discharges of wastewater from our facilities to state and federal waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws, including CERCLA and analogous state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released.  Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.

Environmental legislation may require that we:

•       acquire permits before commencing drilling;

•       restrict spills, releases or emissions of various substances produced in association with our operations;

•       limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas;

•       take reclamation measures to prevent pollution from former operations;

•       take remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remedying contaminated soil and groundwater;

•       take remedial measures with respect to property designated as a contaminated site.

There is inherent risk of incurring environmental costs and liabilities in connection with our operations due to our handling of natural gas and other petroleum products, air emissions and water discharges related to our operations, and historical industry operations and waste disposal practices.  The costs of any of these liabilities are presently unknown but could be significant.  We may not be able to recover all or any of these costs from insurance.

We are not presently aware of any environmental liabilities or able to predict the ultimate cost of liabilities not yet recognized.  We have not established a separate reserve fund for the purpose of funding any possible future environmental liability.  As a result, we may not be able to satisfy these obligations, if they occur.  Any such costs incurred will be funded out of our cash flow from operations.  If we are unable to fully fund the cost of remedying an environmental obligation, we might be required to suspend operations or enter into interim compliance measures pending satisfaction of the liability, which could have an adverse affect on our financial condition and results of operations.  We have recorded an asset requirement obligation in connection with the estimated future costs to plug certain wells at our Madisonville Project in Texas upon abandonment totaling approximately $59,099 as of December 31, 2008.  See “Business — Regulation.”

The effects of future environmental legislation on our business is unknown but could be substantial.

Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. Changes in, or enforcement of, environmental laws may result in a curtailment of our production activities, or a material increase in the costs of production, development drilling or exploration, any of which could have a material adverse effect on our financial condition and results of operations or prospects. In addition, many countries, as well as several states in the United States have agreed to regulate emissions of “greenhouse gases.”  Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas, are greenhouse gases.  Regulation of greenhouse gases could adversely impact some of our operations and demand for products in the future.  See “Business — Regulations.”

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005, the Federal Energy Regulatory Commission, or FERC, has authority to impose penalties for violations of the Natural Gas Act, up to $1 million per day for each violation and disgorgement of profits associated with any violation.  FERC has recently proposed and adopted regulations that may subject our facilities to reporting and posting requirements.  Additional rules and legislation pertaining to these and other matters may be considered or adopted by FERC from time to time.  Failure to comply with FERC regulations could subject us to civil penalties.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The United States Department of Transportation, or DOT, has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.”  The regulations require operators to:

•                  Perform ongoing assessments of pipeline integrity;

•                  Indentify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•                  Improve data collection, integration and analysis;

•                  Repair and remediate the pipeline as necessary; and

•                  Implement preventive and mitigating actions.

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

It is possible that BP Migas could terminate our entire Production Sharing Contract (“PSC”) if it is determined that the hydrocarbons we have discovered are not in commercially producible quantities.  Our Indonesian PSC requires us and our partners to submit to and receive approval from BP Migas for a “Plan of Development”  by specified dates in order to maintain our oil and natural gas rights. See “Properties—Description of the Properties—Indonesia.” If we do not establish commerciality and receive an approved Plan of Development for the PSC, or successfully renegotiate the terms, all or part of our contract may be terminated. If this contract is terminated, we would also lose all of our investment in that overseas prospect. If we forfeit our interest in the contract area, it will be necessary to record an impairment write-down equal to the net capitalized costs recorded for the area forfeited. This could have a material adverse impact on our financial condition and results of future operations in future periods. If approval of a Plan of Development is not obtained and if further deferrals of such obligations are not secured, we will need to record an impairment charge equal to the amount of costs capitalized which were approximately $584,000  as of December 31, 2008, and we may lose all of our rights in the Bengara Block.

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

Our acquisition activities are subject to uncertainties and may not be successful nor  provide a return to us on our investments.

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

While no assurances can be given that our current management resources will enable us to succeed as planned, a loss of one or more of our current directors, officers or key employees could severely and negatively impact our operations and delay or preclude us from achieving our business objectives. Stuart Doshi and David Creel,  two members of our senior management team, have a combined experience of approximately 75 years in the oil and gas industry. Although we have entered into employment agreements with Messrs. Doshi and Creel, we could suffer the loss of key individuals for one reason or another at any time in the future. There is no guarantee that we could attract or locate other individuals with similar skills or experience to carry out our business objectives. We maintain “key man” insurance with respect to our Chief Executive Officer, Stuart Doshi.

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

As of December 31, 2008 our directors and officers beneficially own approximately 27% of our outstanding common stock. This shareholding level will allow the directors, officers and certain beneficial owners to have a significant degree of influence on matters that are required to be approved by shareholders, including the election of directors and the approval of significant transactions. The short-term interests of our directors, officers and certain beneficial owners may not always be aligned with the long-term interests of our public shareholders, and vice versa. Because our directors, officers and certain beneficial owners have a significant degree of influence on matters that are required to be approved by our shareholders, they could influence the approval of transactions.

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

Risks associated with recent economic trends could adversely affect our financial performance.

In 2009 we will need to raise capital.  Due to the tight credit markets and recent downturn in the stock market, funds may not be available, or may be available only on unfavorable terms. Due to the recent decrease in our stock price, we may need to sell more shares to raise the same amount of money than we would have in the past, resulting in greater dilution to existing shareholders than would be the case if our stock price was higher and this trend could continue.  We have scheduled exploratory and development well drilling during 2009 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that we may undertake will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farmout certain of our projects to finance our continued participation in planned activities; however, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

•                                          farm-out our interest in proposed wells;

•                                          sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest;

•                                          forfeit our interest in wells that we propose to drill; and

•                                          reduce general and administrative expenses.

Risks Related to Our Common Stock

The shareholding position of holders of our common stock could be diluted by future issuances and conversions of other securities.

If our options and warrants are exercised for common shares, holders of our common stock will experience immediate and, depending on the magnitude of the exercises, substantial dilution. As of March 23, 2009, 34,284,646 shares of our common stock are outstanding, 1,249,857 shares of our common stock are issuable upon exercise of warrants and 2,740,000 shares of our common stock are issuable upon exercise of options.

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

Non- U.S. holders of our common shares may be subject to U.S. federal income tax on the sale of our common shares and purchasers may have IRS withholding requirements

Since we believe that we are a United States real property holding corporation, gain recognized by a non-U.S. holder on the sale of our common shares will be subject to U.S. federal income tax at normal graduated rates, and a purchaser will be required to withhold for the benefit of the IRS 10% of the purchase price, unless certain trading requirements are met. There is an exemption from U.S. federal income tax for non-U.S. holders of 5% or less of our common shares (and therefore no tax withholding requirements) if our common shares are “regularly traded on an established securities market.”  In the event that 100 or fewer persons own 50% or more of our common shares (which had been, may now be and may continue to be, the case), temporary Treasury Regulations provide that our common shares will be “regularly traded on an established securities market” for a calendar quarter if the established securities market is located in the United States and our common shares are regularly quoted by more than one broker or dealer making a market in our common shares; our common shares are currently listed on the NYSE Alternext US (which constitutes an established United States securities market for this purpose) and are being regularly quoted. There can be no assurance, however, that our common shares will continue to be regularly traded on an established securities market for this purpose in any particular calendar quarter so as to avoid U.S. federal income tax on the sale of our common shares by non-U.S. holders of 5% or less of our common shares and the withholding requirement on the purchaser.

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

Our common shares have been trading on the NYSE Alternext US (formerly the American Stock Exchange) since February 15, 2007. We cannot foresee the degree of liquidity that will be associated with our common shares. A holder of our common shares may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The purchase and sale of relatively small common share positions may result in disproportionately large increases or decreases in the price of our common shares. A trade involving a large number of common shares could have an exaggerated effect on the reported market price of our common shares.

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that substantial sales may occur, could cause the market price of our common stock to decrease. Substantially all of the shares of our common stock are freely transferable or will be transferable in compliance with restrictions under the Securities Act of 1933, as amended.  In 2009, we will need to raise additional working capital and investors may be subject to further dilution if we sell additional common shares or issue additional common shares in connection with future financings. If a significant number of our common shares are sold in the public market, the market price of our common shares could be depressed. This could hamper our ability to raise capital by issuing additional equity securities.

We will continue to incur significant expenses as a result of being a public company, which may negatively impact our financial performance.

We have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission, or SEC, and the NYSE Alternext US, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations has increased our expenses, including our legal and accounting costs, and made some activities more time-consuming and costly. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Furthermore, any additional increases in legal, accounting, insurance and certain other expenses that we may experience in the future could negatively impact our financial performance and have a material adverse effect on our results of operations and financial condition.

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

Texas

Madisonville Project, Madison County, East Texas

We own and operate the interest in the Madisonville Project in Madison County, Texas. We own working interests in approximately 4,716 gross and net acres of leases in the Rodessa Formation interval, as well as approximately 4,348 gross and net acres of leases as to depths below the Rodessa Formation interval. We also own a license as to 12.5 square miles of 3-D seismic data over the Madisonville Field.

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

UMC previously production tested the Magness Well in 1994 through perforations in the lower most ten feet of the indicated Rodessa Formation pay interval. The well tested at a rate of 12 MMcf/d from this limited interval on a 22/64ths inch choke with flowing wellhead pressures increasing from 3,915 to 3,919 pounds per square inch. In 2001, we re-entered and recompleted the Magness Well. A total of 139 feet of interval has been perforated in the Rodessa Formation at approximately 12,000 feet of depth for this well. The well was production tested over a 12-day period in 2001 on various choke sizes with flowing rates ranging up to approximately 20.8 MMcf/d. We own a 100% working interest (75.1333% net revenue interest) in the Magness Well located in the surrounding production unit consisting of 684 gross and 629 net acres. The Magness Well commenced production in May of 2003.

The first development well, the Fannin Well, was drilled and completed in 2004. We own a 100% working interest (69.9162% net revenue interest) in the Fannin Well located in the surrounding production unit consisting of 704 gross and net acres. A total of 146 feet of indicated pay was perforated in the well and a flow test of the well was completed in December 2004 from the Rodessa Formation at rates of up to 25.7 MMcf/d. We commenced production from the Fannin Well in early 2006.

The Madisonville Field is a geologic feature encompassing approximately 5,800 acres at the Rodessa limestone at about 11,800 feet of depth. A 3-D seismic program shot in early 1998 confirmed the size of the structure and slightly increased its size over earlier interpretations.

Our working interest covers the Rodessa Formation at approximately 12,000 feet of depth. The Rodessa reserves are being developed through the recompletion of the Magness Well and the drilling of additional proved and probable undeveloped locations. Production began in May 2003 and stabilized at a rate of 18 MMcf/d of raw gas from the Magness Well. In 2006, we drilled the Wilson and Mitchell wells. We own a 100% working interest (70% net revenue interest) in the Wilson and Mitchell wells.  The Magness, Fannin and Mitchell wells are currently producing at a combined restricted rate of approximately 7 MMcf/d while the Wilson well is shut-in. Current net sales production is approximately 4 MMcf/d. In addition, we own a working interest in certain leases and farmout rights which cover depths below the Rodessa Formation.

The hydrogen sulphide, carbon dioxide and nitrogen combined comprise about 28% of the gas content. The untreated natural gas is delivered to the Madisonville Midstream Gas Treatment Plant where all the natural gas impurities are removed before delivery to the sales pipeline. As a result of the costs to treat the natural gas, we receive a net price that is substantially lower than we would otherwise receive if the gas did not contain the 28% of impurities. In addition, the high concentrations of hydrogen sulphide and carbon dioxide result in higher capital and operating costs for our wells. For example, the hydrogen sulphide and carbon dioxide are corrosive to the wellbores. This means we have to utilize higher grade specification well tubing and casing which is more expensive than what we would utilize absent the impurities. In addition, we continuously treat the wellbores with chemicals designed to inhibit the corrosive effects of the impurities. We also maintain field personnel at or near the wellsites who monitor the wells on a twenty four hour basis and equip the wellsites with extensive safety equipment systems due to the toxic properties of the hydrogen sulphide and carbon dioxide. These factors and others result in higher capital and operating costs for our wells in the Madisonville Project.

The Madisonville Midstream Gas Treatment Plant and Gathering Facilities

In order to produce the proved gas reserves from the Rodessa Formation, we developed an onsite plan to treat and remove impurities from the Madisonville Project natural gas in order to meet pipeline-quality specifications. On June 15, 2001, we, through our subsidiary Redwood LP, entered into an agreement, which agreement was subsequently amended and restated, together with certain related agreements (collectively, the “Hanover Agreement”), with Hanover Compression Limited Partnership pursuant to which Hanover committed to fund, construct and operate a dedicated natural gas treatment plant to process our Rodessa Formation natural gas.  The Hanover Agreement also provided for the installation by Gateway of field gathering pipelines and an approximately nine-mile sales pipeline with an estimated capacity of approximately 70 MMcf/d to transport the Madisonville Field natural gas to a major pipeline.  By April of 2003, the construction and installation of Hanover’s natural gas treatment plant and Gateway’s associated pipeline and gathering facilities were completed. Gas production from the Magness Well commenced in May 2003. We received the first revenues from the sale of natural gas from the Madisonville Project in July 2003.

On July 25, 2005, MGP purchased the natural gas treatment plant from Hanover and purchased the gathering pipelines upstream of the gas treatment plant from Gateway. Concurrent with MGP’s purchase of the gas treatment plant and gathering pipelines, we, through our subsidiary Redwood LP, Gateway and MGP terminated the Hanover Agreement and entered into a new agreement, (the “MGP Agreement”), to treat and transport our gas production from the Madisonville Project. As a result of the MGP Agreement, MGP committed to install and make operational additional treating facilities capable of treating 50 MMcf/d, which combined with the capacity of the current in-service treating facilities would represent a total treating capacity of 68 MMcf/d for the Madisonville treatment plant. The MGP Agreement provided that the newly installed gas treatment facilities would be electrically driven. Currently, the existing in-service treatment plant utilizes some of the natural gas produced and delivered from our well(s). The conversion to electricity on the expanded portion of the treatment plant is expected to reduce shrinkage of our natural gas that occurs in the treating process.

Originally, the MGP Agreement required MGP to complete the additional treating facilities by March 1, 2006.  However, due to events of force majeure, construction of the additional treating facilities was delayed.  In early November 2007, MGP began testing the additional treatment facilities by accepting 20 MMcf/d at the inlet.   Subsequently in December 2007, MGP temporarily suspended the operations of the additional treatment facilities in order to make modifications to more effectively deal with the presence of diamondoids in the gas stream produced from the Rodessa Formation. A diamondoid is a rare, naturally occurring compound that can segregate out of the gas stream upon a decrease in temperature and pressure and as such, could cause operational problems for the nitrogen rejection portion of the additional treating facilities.  MGP obtained a detailed laboratory composition analysis of the diamondoids which indicated that removal of the diamondoids will require flowing the natural gas stream through a diesel contactor after the gas stream has had the hydrogen sulfide and carbon dioxide removed.  Through this contactor process, the diesel will absorb the diamondoids from the gas stream prior to entry into the nitrogen removal tower.

During 2008, MGP analyzed various options for removing the diamondoids;  however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant and related gathering pipelines from MGP in exchange for the assumption of secured bank debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The secured bank debt we incurred as part of the Plant acquisition totaled $6.7 million and is in the form of a 3 year loan with the lender, Bank of Oklahoma, National Association (“BOK”).  The loan agreement provides for minimum quarterly principal payments of $150,000 and supplemental principal amounts payable upon GeoPetro achieving certain cash flow thresholds.  The Company has pledged its Madisonville natural gas reserves as well as the Plant assets as collateral for the loan.  There is a loan fee of $60,000 payable annually for any yearly period during which any principal remains outstanding under the loan.  There is no prepayment penalty.  GeoPetro and its wholly owned subsidiary Redwood Energy Production, LP (“Redwood”) are guarantors of the loan.

The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We expect to complete installation of the system modifications required in the new plant in 2009.  In the meantime, the existing, in service portion of the plant continues to operate with a capacity of approximately 18 million cubic feet per day of inlet gas.

Our natural gas deliveries to our gas treatment plant may be affected by third party demands for access to the plant. On August 9, 2006, the Texas Railroad Commission issued an order requiring the Plant to ratably process, take, transport or purchase natural gas produced by Crimson Exploration, Inc. (“Crimson”) into the Madisonville gas treatment plant. There is no guarantee that we will be able to maintain full access to treatment capacity of up to 68 MMcf/d at the Madisonville Plant at all times because, for example, Crimson now has the right to have its natural gas treated at the plant, which may reduce the plant’s ability to treat all of our natural gas, unless the plant’s capacity is further expanded.

To date, Crimson has permitted four wells to be drilled to the Rodessa Formation. The drilling of two of these wells has been completed to a depth of approximately 12,635 feet. Crimson has also drilled an injection well for disposal of waste products resulting from the treatment of their natural gas.  Crimson is presently delivering approximately 0.3 MMcf/d of natural gas to the treatment plant.

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

South Dry Hollow Project, Lavaca County, South Texas

We own a 15% non-operated working interest in approximately 1,605 gross and 241 net acres of leases in Lavaca County, South Texas.  A test well, the Willstar Eichhorn No. 1 well (the “Willstar well”), has been drilled to a total depth of 16,650 feet and is currently being evaluated.  The primary objective of this well was to test the Rochelle sands in the Lower Wilcox formation.  Secondary objectives include the “10,500”, Peck, Dagg, Lampley and Massive sandstone formations in the Wilcox formation.  The Willstar well is a vertical well located approximately 800 feet south of the Eichhorn Gas Unit No. 1 well drilled by Newfield Exploration Company (the “Newfield well”) in 2002.  The Newfield well was completed in 2002 in the Lampley member of the Wilcox formation at an initial rate of 3.8 MMcf/d and has produced approximately 0.9 Bcf of natural gas.  The Newfield well also encountered natural gas shows in the Rochelle, “10,500”, Peck, Dagg, and Massive members of the Wilcox formation which were not tested.  The Newfield Eichhorn well has subsequently been re-entered and completed in the “10,500” zone.  This well may need to be fraced to increase production.

Alaska

The Cook Inlet Alaska Project

We entered into an agreement with Pioneer Oil Company, Inc. (“Pioneer”) dated April 20, 2005, wherein we secured the Cook Inlet Option to acquire a 100% working interest, 81% net revenue interest, in approximately 116,806 acres onshore in Cook Inlet, Alaska. We have since acquired 5,368 additional acres. We believe this acreage to be prospective for both conventional gas production and coal bed methane production.

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

The terms of the Cook Inlet Option provide for us to pay total consideration of $20 per acre, or approximately $2.3 million, for the leases. The Cook Inlet Option provides that we will pay the total lease consideration in two installments. We paid the first installment totaling $1,168,063 on August 17, 2005 and we have received assignment of the 100% working interest in the leases. Within three years from the date of receipt of assignment of the 100% working interest in the leases, we have the option to conduct a $2.5 million work program on the leases over a three-year period, and, after completion of the work program and an evaluation of the results, to remit the final additional acreage consideration of $10 per acre for the leases. The Cook Inlet Option provides that if we fail to pay the lease consideration when due, fail to perform the work program or otherwise default under the Cook Inlet Option, we shall forfeit our interest and reassign the leases to Pioneer, and we will have no further liability to Pioneer.

On July 31, 2008, we entered into a third amendment with Pioneer.  Per the terms of the amendment, the Company paid Pioneer the sum of $1,168,093 on August 7, 2008, which represents the second and final payment for leases comprising 116,806 acres onshore in Cook Inlet, Alaska.  The amendment further provided that the work program requiring $2.5 million in expenditures by GeoPetro has been eliminated.

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

Significant operational progress has been made in our Cook Inlet Project within the past year and continues in preparation for drilling the Frontier Spirit #1 well. After reprocessing 50 miles 2-D seismic data which the Company acquired from AMOCO on our Point MacKenzie block, GeoPetro has identified a sizeable initial reserve target. The prospect covers eighteen sections (11,500 acres) under closure and will target conventional gas reserves in the Middle and Lower Tyonek Formations reaching to a depth of approximately 8,000 feet. The Hemlock Formation, a known oil and gas producer in the Cook Inlet, will be the secondary objective for the Frontier Spirit #1 well. GeoPetro has constructed a drill pad and access road at the Frontier Spirit #1 location. This work, as well as the installation of the water supply well which will support exploration drilling operations in May 2009, was completed in October 2008. Coordination of the drilling rig and necessary drilling equipment is also underway. The GeoPetro Frontier Spirit #1 well will be located less than two miles from the Enstar 20” natural gas pipeline which has abundant spare capacity. This well is expected to be drilled in 2010.

California

Lokern Project

We have 100% working interests in 1,280 lease acreage in the Lokern Project, located in the southern San Joaquin basin, near Bakersfield, California. The primary exploration objective is the Miocene Stevens formation. The secondary objectives include the Miocene Reef Ridge and Pliocene Etchegoin sands. The Stevens formation is Upper Miocene age.

The Lokern Project is being developed in part as a result of positive results from the Machii-Ross Ackerman show well drilled in 1979 on acreage currently controlled by us. Based on log analysis, we believe this well had approximately 240 feet of potential net oil pay and an additional 150 feet of potential pay in the Stevens zone. The Machii-Ross Ackerman well was drilled to a depth of 15,078 feet by Machii-Ross Petroleum Company and was plugged and abandoned as a dry hole. We believe, based on our log analysis, that the well may have been a bypassed producer.

We expect that a well will be drilled, either by us or through a farmout arrangement with a third party, to a depth of 15,000 feet in 2010.

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

We, through our wholly-owned subsidiary, GeoPetro Canada, have reviewed 3-D seismic data over the prospect and plan to participate in the drilling of a test well. We have a 33% non-working interest in approximately 4,480 gross leased acres (1,493 net acres).

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

The Bengara Block is located in the Tarakan Basin, mostly onshore but partially offshore astride the Bulungan River Delta in the Indonesian province of East Kalimantan. It originally covered a single contiguous area of approximately 1.2 million gross acres, of which 300,000 gross acres were relinquished in 2001 and an additional 300,000 gross acres were relinquished in 2007 by C-G Bengara in accordance with the terms of the Bengara II PSC. C-G Bengara has tendered an additional relinquishment such that the remaining acreage within the Bengara II PSC total approximately 240,000 acres, or 970 square kilometers as discussed below.

The Makapan Gas Field

Since 1938, only two wells have been drilled in the Bengara Block prior to 2008, one of which resulted in the discovery of the Makapan Gas Field. The Muara Makapan No. 1 well was drilled in 1988 by P.T. Deminex Indonesia from a swamp barge positioned on one of the Bulungan River Delta mouth channel distributaries. The well was drilled to a total depth of 10,800 feet and tested 19.5 MMcf/d together with 600 bbls of 54 degree API condensate per day from a 33 feet thick sandstone section near 6,000 feet. The well was plugged and abandoned as a natural gas discovery. Several other gas zones indicated on logs were not tested. The well was not produced nor were any confirmation wells drilled due to the lack of a local natural gas market at the time the well was drilled. The Makapan Gas Field gas is a “Wet’ gas with a high LPG fraction which may be commercial to extract at the wellhead for a third revenue source in addition to the gas and condensate. The Makapan Gas Field lies mostly offshore in very shallow water, less than 10 feet, amidst numerous islands of the Bulungan River Delta.

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

Several separate and unique geologic plays within the Bengara Block, as well as a number of prospects and leads, have been identified. Some well-defined prospects present immediate drilling targets. Exploration within the Bengara Block is in its formative stages and it is premature to make meaningful resource or reserve estimates. However, the existing exploration work to date indicates that there may be potential petroleum accumulations in the Bengara Block. Analysis of source rocks indicates a propensity for both oil and natural gas.

Terms of Participation in the Bengara Block

The Bengara II PSC is a “standard terms” PSC employed by BP Migas for all oil and natural gas concessions in Indonesia. Generally, the joint venture participants are entitled to receive, from production proceeds, 100% of expenditures in the block as “cost recovery”. Once these costs are recovered, C-G Bengara is entitled to a production share of approximately 26.7% of oil produced and 62.5% of all natural gas produced. We will be entitled to 12% of C-G Bengara’s share of any such production. Sharing terms for certain categories of oil vary slightly as defined in the Bengara II PSC. The term of the contract is thirty years from December 1997 or a shorter period if C-G Bengara elects to terminate its obligations under the contract or if no commercial hydrocarbons are discovered within the contract area. At the end of six years, unless mutually extended by C-G Bengara and BP Migas, the contract expires if no commercially producible hydrocarbons have been discovered in the contract area. C-G Bengara and BP Migas have mutually extended the early termination provisions until December 3, 2009. C-G Bengara may terminate the contract at any time by relinquishing all of its rights and obligations under the contract area. C-G Bengara is required to relinquish 25% of the contract area within the first three years of the contract, a further 25% of the contract area within six years from the commencement of the contract and an additional area within the first ten years so that the area retained thereafter shall not be in excess of 970 square kilometers, or 20% of the original total contract area, whichever is less. C-G Bengara may designate which areas are to be relinquished subject to approval by BP Migas. C-G Bengara’s obligation to relinquish parts of the original contract area under these provisions does not apply to the surface area of any field in which petroleum has been discovered. To date, 600,000 gross acres have been relinquished by C-G Bengara in accordance with the terms of the Bengara II PSC. In 2007, C-G Bengara tendered an additional relinquishment such that the remaining acreage within the Bengara II PSC shall total approximately 240,000 acres, or 970 square kilometers.  The remaining 240,000 acres is considered by C-G Bengara to be the most prospective portion of the original 1.2 million acre block.

C-G Bengara is required to pay to BP Migas specified amounts based on achieving certain cumulative production quantities of crude oil from the contract area when and if commercial production is established. These production bonuses are as follows:

Cumulative Production	Cash Bonus Due
25,000,000 boe	$500,000
60,000,000 boe	$1,500,000
100,000,000 boe	$2,500,000

In order to maintain the Bengara II PSC in effect, C-G Bengara was required to complete the following work programs and expenditures during the first ten years of the contract, unless the requirement is extended or waived by BP Migas.  C-G Bengara has fulfilled the minimum work and cash expenditure requirements described below.

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

2.                                       Paid the sum of $18.7 million (the “Earning Obligation”) into a special joint venture account at a Hong Kong international bank. The funds are under joint signature control of CNPC, ourselves and Continental, and are being expended exclusively to pay for 2006 and 2008 exploration and/or appraisal drilling in the Bengara II PSC area.

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

During 2007, C-G Bengara drilled a total of four wells on the Bengara II PSC: the Seberaba-1, the Seberaba-3, the Seberaba-4, and the Punga-1. The technical information provided by drilling and testing results to date confirm the presence of an oil accumulation. However the data is not yet adequate to conclusively demonstrate the extent of the oil accumulation or that it has sufficient size of oil reserves to economically justify a full commercial development. Further technical information is required prior to commencing development.  C-G Bengara has prepared a preliminary plan of development for the Seberaba discovery based upon drilling and testing results from the Seberaba-1 and 3 wells. In addition to these well test results, C-G Bengara feels additional technical information is needed prior to finalizing the formal plan of development and submitting it for approval to Indonesian oil and gas authorities. Approval of the formal plan of development will automatically invoke the final 20-year production period of the Bengara-II PSC through December 4, 2027.

In December of 2008, C-G Bengara received approval of the Indonesian government for an extension of time under the Bengara-II PSC to appraise, assess, and justify the economic feasibility of commercial development of the apparent oil discovery made on the Seberaba prospects during exploratory drilling in 2007 as noted above.  The approval is granted for an additional year to the Bengara-II PSC contract anniversary on 4th December 2009 and may be extended for subsequent years subject to further approval based on an annual review of progress and results of appraisal work.

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

Australia

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

Natural Gas Reserves

Our estimated total net proved reserves of natural gas and oil as of December 31, 2008, 2007 and 2006, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables.

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

(C)           crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

(D)          crude oil, natural gas, and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

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

The 2008, 2007 and 2006 estimates were prepared by MHA Petroleum Consultants, independent reservoir engineers, and are part of their reserve reports on our natural gas and oil properties. MHA Petroleum Consultants’ estimates were based on a review of geologic, economic, ownership and engineering data that we provided. In estimating the reserve quantities that are economically recoverable, MHA Petroleum Consultants used end-of-period natural gas and oil prices. In accordance with U.S. Securities and Exchange Commission regulations, no price or cost escalation or reduction was considered. All of our proved reserves are attributable to our Madisonville Project in Madison County, Texas.

	AS OF DECEMBER 31,
	2008	2007	2006
	(MMcf)	(MMcf)	(MMcf)
Proved developed	17,300	10,495	12,335
Proved developed non-producing	3,170	12,644	12,365
Proved undeveloped	—	—	—

Total	20,470	23,139	24,600

In accordance with Securities and Exchange Commission regulations, estimates of our proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated significantly in recent years. We filed reports with the Alberta Securities Commission in March 2008 that included total proved reserves inclusive of royalties and net profits interests as of December 31, 2007 totaling 43,517 MMcf. The total net proved reserves, excluding royalties and net profits interests, as of December 31, 2007 was 23,139 MMcf. The difference between the two numbers represents proved reserves attributable to royalties and net profits interests.

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

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(in thousands)
Future cash inflows	$107,063	$135,264	$101,867
Future production costs	(34,414)	(45,649)	(37,783)
Future development costs	(5,075)	(1,075)	(1,075)
Future income taxes	(7,977)	(13,762)	(8,128)
Future net cash flows	59,597	74,778	54,882
10% annual discount	(12,282)	(14,570)	(8,341)
Standardized measure of discounted future net cash flows	$47,315	$60,208	$46,541

Pricing Assumptions

SEC regulations require that the gas and oil prices used in the MHA Petroleum Consultants reserve reports included herewith are the period-end prices for natural gas at December 31, 2008, 2007 and 2006, respectively. These prices are projected without inflation for the life of the wells included in the reserve reports. The pricing assumptions are listed below and represent the weighted average price for natural gas at December 31st delivered at the Houston Ship Channel before any reductions for transportation and processing fees.

	YEAR-END PRICE
2008 REPORT	2007 REPORT	2006 REPORT
Gas ($/MMBtu)	Gas ($/MMBtu)	Gas ($/MMBtu)

$5.25	$6.81	$5.40

Drilling Activities

The following indicates the number of natural gas and oil wells drilled during the periods indicated.

	Productive		Dry		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Year ended December 31, 2008
Exploratory	0	0	3	1.15	3	1.15
Development	0	0	0	0	0	0

Year ended December 31, 2007
Exploratory	0	0	2	1	2	1
Development	0	0	0	0	0	0

Year ended December 31, 2006
Exploratory	0	0	0	0	0	0
Development	2	2	0	0	2	2

Acreage and Productive Wells

The following table sets forth our ownership interest in undeveloped acreage, developed acreage and productive wells in the areas indicated where we own a working interest as of December 31, 2008. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing natural gas or oil. Wells that are completed in more than one producing horizon are counted as one well.

	Undeveloped Acreage		Developed Acreage		Producing Wells		Non-Producing Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Indonesia	239,692	28,763	—	—	—	—	—	—
Canada	10,080	3,997	—	—	—	—	—	—
Texas	4,294	2,930	2,027	2,027	4	3.15	1	1
California	1,280	1,280	—	—	—	—	—	—
Alaska	122,174	122,174	—	—	—	—	—	—

Total	377,520	159,144	2,027	2,027	4	3.15	1	1

The following table sets forth as of December 31, 2008, the expiration periods of the gross and net undeveloped acreage:

	Undeveloped Acreage
	United States		Indonesia		Canada
	Gross	Net	Gross	Net	Gross	Net
Twelve months ended
December 31, 2009	1,335	1,335	239,692	28,763	1,920	1,080
December 31, 2010	1,354	1,354	—	—	—	—
December 31, 2011	1,280	1,280	—	—	—	—
December 31, 2012	122,174	122,174	—	—	—	—
December 31, 2013 and thereafter	1,605	241	—	—	8,160	2,917
	127,748	126,384	239,692	28,763	10,080	3,997

Volumes, Prices and Production Costs

Substantially all of our production is derived from our Madisonville Project in Madison County, Texas. The following table sets forth information with respect to our production volumes, average prices received and average production costs for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Production:
Natural gas (MMcf)	1,275	2,005	2,229
Natural gas (MMcf/d)	3.49	5.49	6.11

Average Sales Prices (1)
Natural gas ($per Mcf)	$4.82	$3.44	$3.01

Lease Operating Expense
($per Mcf)	$1.16	$0.78	$0.72

(1)             Represents sales price realized net of treatment, gathering and transportation costs.

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

PART II

Item 5.          Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE Alternext US under the symbol “GPR”.   On March 19, 2009, the last reported sale prices for our common stock on the NYSE Alternext US was $0.30. The following table sets forth the high and low sale prices of our common shares as reported on the NYSE Alternext US and bid prices as quoted in the United States in the “pink sheets” over-the-counter market for the periods presented. Prior to the first quarter of 2006, there was no trading market for our common shares.

	NYSE Alternext US (1)		U.S. Pink Sheets
	High	Low	High	Low
2009
First Quarter through March 19, 2009	$1.27	$0.21	N/A	N/A
2008			N/A	N/A
Fourth Quarter	$2.28	$0.48	N/A	N/A
Third Quarter	$4.12	$1.90	N/A	N/A
Second Quarter	$4.29	$2.25	N/A	N/A
First Quarter	$3.58	$2.49	N/A	N/A
2007
Fourth Quarter	$4.20	$2.79	N/A	N/A
Third Quarter	$4.05	$3.55	N/A	N/A
Second Quarter	$4.75	$3.50	N/A	N/A
First Quarter	$6.25	$2.66	$4.10	$2.66

(1)	Our common stock commenced trading on the American Stock Exchange on February 15, 2007. On December 1, 2008, the American Stock Exchange was merged with the NYSE Exchange.

(2)	As of March 19, 2009, there were 314 holders of record of our common shares.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Incentive Stock Plan and Stock Option Plan

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

The Stock Incentive Plan provides for the granting to employees incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors who are not employees and consultants. In the case of employees who receive incentive stock options which are first exercisable in a particular calendar year and the aggregate fair market value of which exceeds $100,000, the excess of the $100,000 limitation shall be treated as a nonstatutory stock option under the Stock Incentive Plan.

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

In 2004, we implemented a new 2004 Stock Option and Appreciation Rights Plan (the “Stock Option Plan”) providing for awards of incentive stock options, non-qualified stock options and stock appreciation rights. The Stock Option Plan replaced the Stock Incentive Plan as to new award grants effective in 2004 or thereafter to our directors, officers, employees and consultants. Outstanding awards issued under the Stock Incentive Plan will continue to be outstanding in accordance with their terms and the terms of the Stock Incentive Plan, but will count toward the limits in the number of shares of common stock available to be issued under the Stock Option Plan, which is 5,000,000. The exercise price of stock options granted under the Stock Option Plan may not be less than 110% of the fair market value of our common stock on the date of grant.

Dividends

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

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 5,943,105 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced on in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however, if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $12,743,456, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California and Indonesian prospects.

If less than the $12,743,456 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

1.   Madisonville Project, Madison County, Texas. — Approximately $6.1 million may be expended in the Madisonville Field area as follows: $3 million for capital maintenance and repair on new gas treatment plant; $2 million toward the fracture stimulation and hook up costs of the Wilson Well; $500,000 for the Mitchell well workover; $300,000 for lower line pressure; and $300,000 for lease acquisitions.

2.   Cook Inlet, Alaska. — Approximately $1.0 million to be utilized for land delay rentals, geologic and geophysical costs, wellsite preparation, permitting, and logistics.

3.   California and Indonesia — Approximately $0.4 million to be utilized for land, geologic, and geophysical costs.

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

Unregistered Sales of Securities

On April 25, 2008, we issued 750,000 shares of common stock to an officer and director, an accredited investor, pursuant to an exercise of stock options at $0.50 per share for proceeds of $375,000.  These shares were issued pursuant to Rule 701 promulgated under the Securities Act, in that they were offered and sold pursuant to a written contract relating to compensation.

On July 2, 2008, we issued 83,676 shares of common stock pursuant to a cashless exercise of 175,125 common stock warrants. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D without payment of underwriting discounts or commissions to any person.

On December 31, 2008, we issued 1.5 million shares of common stock pursuant to an asset purchase agreement related to the acquisition of the Madisonville natural gas treatment plant and related gas gathering pipelines and related facilities from Madisonville Gas Processing, LP.  These shares were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D without payment of underwriting discounts or commissions to any person.

During December 2008, GeoPetro raised $1,050,000 (before fees) by issuing promissory notes to accredited investors, each having the following terms:  (i) 8% annual simple interest payable quarterly in arrears, (ii) principal and any unpaid outstanding interest shall be payable at the end of three years, (iii) subordinated to the BOK loan and (iv) be unsecured.  Each note purchaser also received warrants to purchase one share of GeoPetro common stock for $1.00 per share, exercisable for three years.  One warrant was received for each $10 in face amount of notes purchased (a total of 105,000 warrants exercisable to purchase 105,000 shares of common stock).  In connection with this promissory note financing, GeoPetro (i) paid loan origination fees totaling $6,000 in cash, (ii) issued 150,000 warrants as a finder’s fee (each warrant for the purchase one share of GeoPetro common stock at $1.00 per share), exercisable for three years and (iii) reissued 15,000 warrants at $1.00 per share.  The issuance of the promissory notes and warrants was not registered under the Securities Act of 1933, in reliance on Section 4(2) of the Act and Rule 506 of Regulation D thereunder.  Each of the persons acquiring notes and warrants was an accredited investor, as defined in Rule 501(a) of Regulation D.  The issuance of the promissory notes and warrants involved no public offering.  GeoPetro did not engage in general solicitation or advertising in connection with the issuance and sale of the promissory notes and warrants, and did not engage an underwriter.

Performance Graph

The following graph shows a comparison from February 15, 2007 (the date our common stock began trading on the American Stock Exchange, which has currently merged into the NYSE) through February 2, 2009 of cumulative stockholders total return for our common stock, companies we deem to be in our industry peer group and the Russell Microcap Index (IWC).  The comparable companies are Kodiak Oil and Gas Corporation (KOG), Petro Resources Corporation (PRC), and American Oil & Gas Incorporated (AEZ).

All of these cumulative returns are computed assuming the value of the investment in GeoPetro common stock and each stock as $100.00 on February 15, 2007, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable months.  The months compared are February 15, 2007 through February 2, 2009.  We have not declared any dividends to be paid to our common stockholders and do not have any present plans to declare dividends.

COMPARISON OF CUMULATIVE RETURN AMONG GEOPETRO RESOURCES COMPANY,
RUSSELL MICROCAP INDEX (“IWC”) AND SELECTED PEER GROUP ISSUERS

ENLARGED GRAPH SHOWING COMPARISON OF CUMULATIVE RETURN AMONG GEOPETRO AND SELECTED PEER GROUP ISSUERS

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2006, 2007 and 2008 and the balance sheet data as of December 31, 2007 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2004 and 2005 and the balance sheet data as of December 31, 2004, 2005, and 2006 are derived from our audited consolidated financial statements not included in this report.   Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	For The Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations:
Revenues	$6,152,542	$6,890,777	$6,716,360	$7,975,990	$5,825,072
Lease operating expense	1,484,267	1,558,900	1,602,932	878,176	780,237
General and administrative	2,717,121	2,807,091	2,347,447	1,551,747	1,963,649
Net profits expense	579,941	679,337	632,708	856,837	579,590
Impairment expense	69,856	1,111,151	38,849	—	2,038,422
Depreciation and depletion expense	1,553,418	2,269,995	2,406,612	1,832,693	2,077,004
Earnings (loss) from operations	(252,061)	(1,535,697)	(312,188)	2,856,537	(1,613,830)
Net income (loss)	(174,825)	(1,616,804)	(482,406)	2,640,471	(2,077,615)
Net income (loss) attributable to common shareholders	$(174,825)	$(1,616,804)	$(1,011,806)	$2,111,074	$(2,606,978)

Earnings (Loss) per Share:
Basic	$(0.01)	$(0.05)	$(0.04)	$0.10	$(0.14)
Diluted	$(0.01)	$(0.05)	$(0.04)	$0.09	$(0.14)

Weighted Average Number of Common Shares Outstanding:
Basic	32,511,251	29,830,447	25,990,868	20,890,841	18,901,607
Diluted	32,511,251	29,830,447	25,990,868	24,001,888	18,901,607

Production Data:
Natural gas (Mcf)	1,275,445	2,005,359	2,229,059	1,991,105	2,316,895
Natural gas (Mcf/d)	3,494	5,494	6,107	5,455	6,348

Production Data reduced by net profits interests:
Natural gas (Mcf)	1,116,014	1,754,689	1,950,427	1,742,217	2,027,283
Natural gas (Mcf/d)	3,058	4,807	5,344	4,773	5,554

Average Sales Prices:
Natural gas (per Mcf)	$4.82	$3.44	$3.01	$4.01	$2.51

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Information:
Current assets	$1,023,090	$5,723,680	$2,366,081	$1,718,893	$1,579,388
Total assets	54,076,005	44,116,606	39,061,478	25,014,826	22,771,411
Current liabilities	3,174,742	2,361,827	3,604,342	3,574,466	7,582,377
Current portion of Long-term liabilities	600,000	—	—	—	—
Long-term liabilities	7,078,548	53,726	48,842	26,641	24,705
Redeemable Series AA Preferred Stock	—	—	5,924,068	5,924,068	5,924,068
Accumulated Deficit	$(12,185,614)	$(12,010,789)	$(10,393,985)	$(9,382,179)	$(11,493,253)

Notes to Selected Financial Data:

(a)          For each of the years presented the Company has not paid dividends to any of its common stockholders.

(b)         See Item 2. “Properties —Texas- Madisonville Midstream Gas Treatment Plant and Gathering Facilities” for discussion of the acquisition of the MGP Gas Treatment Plant.

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

Overview

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 379,547 gross (161,171 net) acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2009. We expect the majority of our capital expenditures in 2009 will be for the Madisonville Project.

	For The Years Ended December 31,
	2008	2007	2006
Consolidated Statement of Operations:
Revenues	$6,152,542	$6,890,777	$6,716,360
Lease operating expense	1,484,267	1,558,900	1,602,932
General and administrative	2,717,121	2,807,091	2,347,447
Net profits expense	579,941	679,337	632,708
Impairment expense	69,856	1,111,151	38,849
Depreciation and depletion expense	1,553,418	2,269,995	2,406,612
Loss from operations	(252,061)	(1,535,697)	(312,188)
Net loss	(174,825)	(1,616,804)	(482,406)
Net loss attributable to common shareholders	$(174,825)	$(1,616,804)	$(1,011,806)

Revenue and Operating Trends in 2009

As discussed in the “Properties — Texas — Madisonville Project” section of this annual report, in order to produce the gas reserves from the Rodessa Formation, we developed an onsite plan to treat and remove impurities from the Madisonville Project natural gas in order to meet pipeline-quality specifications. In 2003, a third party completed the construction and installation of a natural gas treatment plant with a designed capacity of 18 million cubic feet of gas per day (“MMcf/d”) and associated pipeline and gathering facilities.

In 2005 we secured a commitment from MGP to install and make operational additional treating facilities capable of treating 50 MMcf/d, which combined with the capacity of the current in-service treating facilities will represent a total designed treating capacity of 68 MMcf/d for the Madisonville treatment plant.   In early November 2007, MGP began testing the additional treatment facilities by accepting 20 MMcf/d at the inlet.   Subsequently in December 2007, MGP temporarily suspended the operations of the additional treatment facilities in order to make modifications to more effectively deal with the presence of diamondoids in the gas stream produced from the Rodessa Formation.

During 2008, MGP analyzed various options for removing the diamondoids; however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We expect to complete installation of the system modifications required in the new plant in 2009.  In the meantime, the existing, in service portion of the plant continues to operate with a capacity of approximately 18 MMcf/d of inlet gas.

While there can be no assurance, with the recent acquisition of the gas treatment plant, our goal is to make the necessary upgrades to the plant and increase the production rates from our wells which may result in higher net production and increased revenue during 2009 as compared to 2008 and prior periods. To accomplish the plant upgrades, we will need to raise capital in 2009. Due to the tight credit markets and recent down turn in the stock market, funds may not be available, or may not be available on favorable terms.

Industry Overview for the year ended December 31, 2008

During 2008 we realized higher natural gas prices at the beginning of the year, then weaker prices by the end of the year. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of December 31, 2008, was $5.25 per Mcf versus $6.81 per Mcf as of December 28, 2007. Natural gas prices have been very volatile during 2008 due to supply concerns earlier in the year, and more recently due to recession concerns arising from the current global financial crisis.

Company Overview in 2008

Our net loss after taxes for the year ended December 31, 2008 was $174,825. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through December 31, 2008 of $12,185,614. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our oil and natural gas sales for the year ended December 31, 2008 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the year ended December 31, 2008 and 2007

During the twelve months ended December 31, 2008, we had oil and natural gas revenues of $6,152,542, and our net production was 1,275,445 Mcf of natural gas at an average price of $4.82 per Mcf. During the twelve months ended December 31, 2007, we had oil and natural gas revenues of $6,890,777 and our net production was 2,005,359 Mcf at an average price of $3.44 per Mcf. Revenues decreased in the twelve months ended December 30, 2008 as compared to the prior year period due to lower production volumes. The 36% lower production volumes for the twelve months ended December 31, 2008 as compared to the same period of 2007 was due to (i) disruption due to Hurricane Ike in 2008, (ii) higher shrinkage rates in the plant, and (iii) restricted production rates due to high inlet pressures into the plant. Average natural gas prices were approximately 40% higher for the twelve months ended December 31, 2008 versus the same period in 2007.

During the twelve months ended December 31, 2008, we incurred lease operating expense of $1,484,267. Our average lifting cost for the 2008 period was $1.16 per Mcf. During the twelve months ended December 31, 2007, we incurred lease operating expense of $1,558,900. Our average lifting cost for the 2007 period was $0.78 per Mcf. The average lifting cost per Mcf in 2008 was higher due to a major workover performed on the Magness well during 2008 and lower net production.

During the twelve months ended December 31, 2008, we incurred net profits interest expense of $579,941 associated with the Magness, the Fannin, and the Mitchell wells as compared to $679,337 during the twelve months ended December 31, 2007. The 15% decrease resulted from lower gas income in the twelve months ended December 31, 2008 versus 2007. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the twelve months ended December 31, 2008 were $2,717,121 compared to $2,807,091 for the twelve months ended December 31, 2007. This represents a $89,970 or 3% decrease over the prior year period. The higher G&A expense incurred in 2007 was due primarily to costs associated with our initial SEC registration and NYSE Alternext US listing, with no such expenses incurred in 2008.

For the year ended December 31, 2008, impairment expense was $69,856 versus $1,111,151 for the same period of 2007.  The 2008 and 2007 impairment write-downs were due to dry holes drilled on our Canadian oil and gas properties, which resulted in ceiling test write downs.

Depreciation and depletion expense for the twelve months ended December 31, 2008 was $1,553,418 as compared to $2,269,995 in the same period of 2007, which amounts primarily represent depletion of the oil and gas properties for the twelve months ended December 31, 2008 and 2007, respectively. The 32% decrease was due to lower net production in the twelve months period of 2008 as previously discussed.

Loss from operations totaled $252,061 for the twelve months ended December 31, 2008 as compared to loss from operations of $1,535,697 for the twelve months ended December 30, 2007. The decrease in the loss from operations was due primarily to lower impairment, depreciation and depletion expenses.

Other income for the twelve months ended December 31, 2008 and 2007 consisted of interest income in the amount of $91,867 and $174,560, respectively. The higher interest income in 2007 was due primarily to interest received on a note receivable, which was repaid on June 29, 2007.

During the twelve months ended December 31, 2008 and 2007, we incurred interest expense of $1,846 and $306,340, respectively. We incurred new debt in late December 2008 associated with the plant acquisition and working capital requirements. Prior year loans were repaid in full in October 2007.

Net loss before taxes for the twelve months ended December 31, 2008 was $162,040 as compared to $1,667,477 for the twelve months ended December 31, 2007. The decrease in net loss during the twelve months ended December 31, 2008 was primarily due to lower impairment, depletion and depreciation expenses.

Income tax expense for the twelve months ended December 31, 2008 was $12,785 compared to income tax refund of $50,673 in the same period of 2007. The increased income tax expense was due to Texas Margin taxes in 2008 while the income tax benefit in 2007 was due to a refund of prior year alternative minimum tax paid.

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

For the year ended December 31, 2007, impairment expense was incurred in amount of $1,111,151 as compared to $38,849 in the same period of 2006.  The 2007 and 2006 impairment write-downs were due to dry holes drilled on our Canadian oil and gas properties, which resulted in ceiling test write downs.

Depreciation and depletion expense for the twelve months ended December 31, 2007 was $2,269,995 as compared to $2,406,612 in the same period of 2006, which amounts primarily represent amortization of the oil and gas properties for the twelve months ended December 31, 2007 and 2006, respectively. The decrease was due to lower net production in the twelve months period of 2007 and an increase in the amount of capitalized cost in the U.S. oil and gas properties.

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

Recent Developments

On December 31, 2008, we purchased the gas treatment plant and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock. The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).

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

Liquidity and Capital Resources

Our cash balance at December 31, 2008 was $770,779 compared to a cash balance of $4,294,565 at December 31, 2007. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2007	$4,294,565
Sources of cash:
Cash provided by operating activities	3,111,073
Cash provided by financing activities	1,419,000

Total sources of cash including cash on hand	8,824,638

Uses of cash:
Cash used in investing activities:
Oil and natural gas property expenditures	(5,569,417)
Gas treatment plant	(2,480,135)
Furniture, fixtures and equipment	(4,307)
Total uses of cash	(8,053,859)

Cash balance at December 31, 2008	$770,779

We had a working capital deficit of $2,227,950 versus a working capital surplus of $3,361,853 at December 31, 2008 and December 31, 2007, respectively. Our working capital decreased during year ended December 31, 2008 due primarily to the acquisition of the MGP natural gas treatment plant, our participation in the drilling of a well in South Texas, and the final payment to Pioneer to secure the leases in Cook Inlet, Alaska.

We have historically financed our business activities through December 31, 2008 principally through issuances of common shares, promissory notes and common share purchase warrants in private placements and an initial public offering. These financings are summarized as follows:

	Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Proceeds from sale of common shares and warrant exercises, net	$375,000	$8,036,266	$16,717,604
Payment on preferred dividends	—	—	(529,400)
Repayments of promissory notes	—	(1,900,000)	(900,000)
Proceeds from promissory notes	1,050,000	1,000,000	1,900,000
Payment of loan fee	(6,000)	(57,000)	(30,000)
Repayment of related party note	—	(100,000)	—
Deferred offering costs	—	—	(1,213,789)
Net option exercise	—	(386,600)	—

Net cash provided by financing activities	$1,419,000	$6,592,666	$15,944,415

The net proceeds of our equity and note financings have been primarily invested in oil and natural gas properties totaling $5,569,417, $5,214,421, and $16,721,944 for the years ended December 31, 2008, 2007 and 2006, respectively. On December 31, 2008, we acquired the gas treatment plant from MGP for $10,707,982 in combination of cash, debt and common stock.

On October 31, 2007, we repaid $1,900,000 plus accrued interest of $12,910 on the short-term notes we borrowed during 2007 and 2006.

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

On December 31, 2008, the Company assumed $7,697,847 of Madisonville Gas Processing LP’s (“MGP”) bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”) via a (i) $1 million cash payment applied directly towards debt principal reduction, and (ii) a refinancing by GeoPetro of the $6,697,847 remaining balance in the form of a 3 year Amended and Restated Term Loan Agreement with the lender, Bank Oklahoma (“BOK”).  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or,  Libor plus 5.5%, at the option of the Company.  Additional principal will be payable upon GeoPetro meeting certain net operating cash flow thresholds during the three year term of the loan.  The loan is secured by a first lien on the Madisonville Midstream Plant and all of the Company’s proved natural gas reserves located at the Madisonville Project.  In addition, GeoPetro has agreed to a pay, at the time the loan is repaid in full, a loan origination fee of (i) $60,000 for any period during the three year term during which the loan principal remains outstanding.  There is no prepayment penalty.  The Amended and Restated Term Loan Agreement contains customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $35,000,000 at December 31, 2008. The Company was in compliance with all loan covenants.

On December 31, 2008, we issued 1.5 million shares of common stock pursuant to an asset purchase agreement related to the acquisition of the Madisonville Midstream Gas Treatment Plant and related gas gathering pipelines and related facilities from Madisonville Gas Processing, LP.

During December 2008, GeoPetro raised $1,050,000 by issuing promissory notes to accredited investors, each having the following terms:  (i) 8% annual simple interest payable quarterly in arrears, (ii) principal and any unpaid outstanding interest shall be payable at the end of three years, (iii) subordinated to the BOK loan and (iv) be unsecured.  Each note purchaser also received warrants to purchase one share of GeoPetro common stock for $1.00 per share, exercisable for three years.  One warrant was received for each $10 in face amount of notes purchased (a total of 105,000 warrants exercisable to purchase 105,000 shares of common stock).  GeoPetro also reissued 15,000 warrants at $1.00 per share to be exercised for three years.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future. See “Outlook for 2009” for a description of our expected capital expenditures for 2009. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds pursuant to promissory notes to finance our activities.

As discussed in the “Outlook for 2009”, we are forecasting capital expenditures of $7.5 million during 2009. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2009 and to follow through with plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and farmout certain of our projects.  Additionally, as a result of the 2008 economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements.  See Item 1A.- “Risk Factors — Risks Related to Our Business”.

Since our inception, we have participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and have participated in seismic surveys and the drilling of test wells on our undeveloped properties. Further leasehold acquisitions, drilling and seismic operations are planned for 2008 and future periods. In addition, exploratory and development drilling is scheduled during 2009 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities. However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

1.                  farmout our interest in proposed wells;

2.                  sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest;

3.                  reduce general and administrative expenses;

4.                  forfeit our interest in wells that are proposed to be drilled .

Contractual Obligations

A summary of our contractual obligations as of December 31, 2008 is provided in the following table:

	Payments due by period (4)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	121,689	90,651	31,038	—	—
Promissory notes (2)	1,050,000	—	1,050,000
Bank loan (3)	6,697,847	—	6,697,847

Total	$7,869,536	$90,651	$7,778,885	$—	$—

(1)   Effective March 1, 2004, GeoPetro is committed under an office sublease which provides for a sixty month term. The sublease is cancelable by either party after thirty-six months. On October 14, 2008, we amended to extend the term of the sublease for an additional one (1) year and two (2) months and the new expiration date is April 30, 2010.

(2)   During December 2008, GeoPetro raised $1,050,000 by issuing promissory notes with terms of three years at 8% annual interest payable quarterly in arrears.

(3)   On December 31, 2008, GeoPetro financed $6,697,847 in the form of a 3 year Amended and Restated Term Loan Agreement with Bank of Oklahoma. The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or,  Libor plus 5.5% at  the option of the Company.

(4)   This table does not include the liability for dismantlement, abandonment and restoration costs of oil and gas properties. Nor does this table include contractual obligation under certain employment agreements. See Note 2 and Note 10 of the Notes to Consolidated Financial Statements for further discussion.

Other than the above commitments, the timing of most of our capital expenditures is discretionary. We have no other material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success we experience on planned exploratory and appraisal drilling activities, natural gas and oil price conditions and other related economic and political factors. Accordingly, we have not yet prepared an estimate of capital expenditures for periods beyond 2009.

Income Taxes

As of December 31, 2008, GeoPetro had net operating loss (NOL) carryforwards of approximately $25,126,000 for federal income tax purposes which begin to expire in 2017.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

However, in accordance with SFAS 123(R), a deferred tax asset has not been recognized for the portion of the net operating loss carryforwards that is attributable to excess tax deductions associated with the exercise of stock options in 2008 which do not reduce income taxes payable. Accordingly, $3,488,000 of GeoPetro’s federal NOL has not been benefited for financial statement purposes as it relates to excess tax deductions that have not reduced income taxes payable. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce income taxes payable.

The Company also has $8,605,000 of California net operating losses and $445,000 of Alaska net operating losses which begin to expire in 2010 and 2026, respectively. In accordance with SFAS 123(R), a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has $334,000 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

A significant change in our ownership may limit our ability to use these NOL carryforwards. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires that the tax benefit of such net operating loss be recorded as an asset. At December 31, 2008, we had net deferred tax assets of approximately $3,316,000 million related to the NOL and other temporary differences. We have recorded a full valuation allowance of $3,316,000 million at December 31, 2008 due to uncertainties surrounding the realizability of the deferred tax asset.

Effective January 1, 2007, we adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, the detail of which is included in Note 5 to the Financial Statements.

Off Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2008, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place. Similarly, we have no financial derivatives. Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, other gas financial instruments or financial derivatives in 2009.

Outlook for 2009 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $7.5 million during the year 2009, allocated as follows:

1.                       Madisonville Project, Madison County, Texas — Approximately $6.1 million may be expended in the Madisonville Field area as follows: $3 million for capital maintenance and repair on new gas treatment plant; $2 million toward the fracture stimulation and hook up costs of the Wilson Well; $500,000 for the Mitchell well workover; $300,000 for lowering the line pressure; and $300,000 for lease acquisitions.

2.                       Cook Inlet, Alaska — Approximately $1.0 million to be utilized for land delay rentals, geologic and geophysical costs, wellsite preparation, permitting, and logistics.

3.                       California and Indonesia — Approximately $0.4 million to be utilized for land, geologic and geophysical costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving our 2009 cash flow projections. See “Liquidity and Capital Resources.”

We expect commodity prices to be volatile, reflecting the current supply and demand fundamentals for North American natural gas and world crude oil. Political and economic events around the world, which are difficult to predict, will continue to influence both oil and gas prices. Significant price changes for oil and gas often lead to changes in the levels of drilling activity which in turn lead to changes in costs to explore, develop and acquire oil and gas reserves. Significant change in costs could affect the returns on our capital expenditures. Higher crude prices could also help keep natural gas prices high by keeping alternative fuels, such as heating oil and residual fuel, expensive.

Impact of Inflation & Changing Prices

As the following table illustrates, average sales prices of natural gas have changed in the past three years. This has led to changes in revenues and earnings from operations:

	For the Year Ended December 31,
	2008 (1)	2007 (2)	2006(3)
Average Sales Prices per Mcf	$4.82	$3.44	$3.01
Net Production Volume Mcf	1,275,445	2,005,359	2,229,059
Revenues	$6,152,542	$6,890,777	$6,716,360
Earnings (loss) from Operation	$(252,061)	$(1,535,697)	$(312,188)

(1) Includes $69,856 impairment expense

(2) Includes $1,111,151 impairment expense

(3) Includes $38,849 impairment expense

We are highly dependent upon natural gas pricing. A material decrease in current and projected natural gas prices could impair our ability to raise additional capital on acceptable terms. Likewise, a material decrease in current and projected natural gas prices could also impact our revenues and cash flows. This could impact our ability to fund future activities.

Changing prices have had a significant impact on costs of drilling and completing wells, particularly in the Madisonville Field area where we are currently the most active. The estimated cost of drilling and completing a Rodessa formation well at approximately 12,300 feet of depth has increased from $3.0 million in 2001 to $7.5 million in 2009 due to higher costs associated with tubular goods, well equipment, and day rates for drilling contracts, among other factors. These higher costs have impacted and will continue to impact our income from operations in the form of higher depletion expense.

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

Stock Based Compensation—The Company has a stock- based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable after five years and expire five to ten years after the grant date. We measure and record stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility.  We record the compensation expense ratably over the requisite service period defined in the award.  The Company recorded $268,723, $121,421, and $201,335 of stock-based employee compensation for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF No. 07-05 but does not expect adoption to have a material effect on its consolidated financial statements since we have not and do not intend to issue equity instruments containing embedded derivatives.

Modernization of Oil & Gas Reporting Requirements Announced by the SEC

In December 2008, the SEC issued the final rule on the Modernization of Oil and Gas Reporting.  This SEC ruling revises its oil and gas reserves reporting requirements effective for fiscal years ending on or after December 31, 2009, with early adoption prohibited.  These revisions by the SEC are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves.  These changes include:

•                  Modifying prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a single-day, period-end price.

•                  Requiring certain additional disclosures around proved undeveloped reserves, internal controls used to ensure objectivity of the estimation process, and qualifications of those preparing and/or auditing the reserves.

•                  Expanding the definition of oil and gas reserves and providing clarification of certain concepts and technologies used in the reserve estimation process.

•                  Allowing optional disclosure of probable and possible reserves and permitting optional disclosure of price sensitivity analysis.

Historically, the reserves calculated based on the SEC’s reporting requirements were also used to calculate depletion on our producing properties, as required by SFAS 69, “Disclosures about Oil and Gas Producing Activities” (SFAS 69). However, the change in the SEC reporting requirements has not yet been adopted by the FASB. The SEC has announced its intent to discuss potential amendments to SFAS 69 with the FASB so that the reserves disclosed remain consistent with the reserves used to calculate depletion on our producing properties. Any such change would impact our future financial results. The SEC has indicated that it may delay the effective date of the revised reporting requirements if the FASB does not make conforming amendments by December 31, 2009.

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

Commodity Risk.  Our major commodity price risk exposure is to the prices received for our natural gas production. Realized commodity prices received for our production are the spot prices applicable to natural gas in the East Texas region. Prices received for natural gas are volatile and unpredictable and are beyond our control. For the year ended December 31, 2008, a 10% change in the prices received for natural gas production would have had an approximate $615,000 impact on our revenues.

Currency Translation Risk.  Because our revenues and expenses are primarily in U.S. dollars, we have little exposure to currency translation risk, and, therefore, we have no plans in the foreseeable future to implement hedges or financial instruments to manage international currency changes.

Hedging. We did not enter into any hedging transactions during the years ended December 31 2008, 2007 and 2006.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  Based on this evaluation, we have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2008.  Hein & Associates LLP, or Hein, our independent registered public accounting firm, also attested to, and reported on the effectiveness of internal control over financial reporting.  Management’s report and Hein’s attestation report as referenced on page F-1 under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting” and are incorporated herein by reference.

No changes to our internal control over financial reporting occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive proxy statement relating to our 2009 Annual Meeting of Shareholders, to be filed on or before April 30, 2009, the 2009 proxy statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our 2009 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from our 2009 proxy statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our 2009 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from 2009 proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report

1.	Management’s Report on Internal Control Over Financial Reporting	F-2

	Report of Independent Registered Public Accounting Firm—Internal Control	F-3

	Report of Independent Registered Public Accounting Firm—Financial Statements	F-4

	Consolidated Balance Sheets as of December 31, 2008 and 2007	F-5

	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-6

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-8

	Notes to Consolidated Financial Statements	F-9

2.	All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or related notes.

3.

A list of exhibits filed or furnished with this report on Form 10-K (or-incorporated by reference to exhibits previously filed or furnished by GeoPetro) is provided in the Exhibit Index immediately following the financial statements in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2009.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2009.

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	March 23, 2009
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice President of Exploration and	March 23, 2009
David V. Creel	Director

/s/ Peter J. Craven	Interim Chief Financial Officer	March 23, 2009
Peter J. Craven	and Interim Principal Accounting Officer

/s/ J. Chris Steinhauser	Director	March 23, 2009
J. Chris Steinhauser

/s/ Jeffrey Friedman	Director	March 23, 2009
Jeffrey Friedman

/s/ Thomas D. Cunningham	Director	March 23, 2009
Thomas D. Cunningham

/s/ David G. Anderson	Director	March 23, 2009
David G. Anderson

/s/ Nick DeMare	Director	March 23, 2009
Nick DeMare

GLOSSARY OF OIL AND NATURAL GAS TERMS

In this report, unless the context otherwise requires, the following terms shall have the indicated meanings. A reference to an agreement means the agreement as it may be amended, supplemented or restated from time to time.

“1933 Act” means the United States Securities Act of 1933, as amended.

“BOK” means the Bank of Oklahoma N.A.

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

“Madisonville Field” means the Madisonville (Rodessa) field in Madison County, Texas.

“Madisonville Midstream LLC” means Madisonville Midstream LLC, a Texas limited liability company, which is a wholly-owned subsidiary of Redwood Energy Production, and which is 100% owned, directly or indirectly, by GeoPetro.

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

(C)           crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

(D)          crude oil, natural gas, and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

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

GEOPETRO RESOURCES COMPANY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

By:	/s/ Stuart J. Doshi	By:	/s/ Peter J. Craven
	Stuart J. Doshi		Peter J. Craven
	President, Chief Executive Officer and Chairman		Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GeoPetro Resources Company

San Francisco, California

We have audited GeoPetro Resources Company and subsidiaries’ (collectively the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoPetro Resources Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 23, 2009 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas

March 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GeoPetro Resources Company

San Francisco, California

We have audited the consolidated balance sheets of GeoPetro Resources Company and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoPetro Resources Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas

March 23, 2009

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$770,779	$4,294,565
Trade accounts receivable—oil and gas sales	4,266	965,188
Accounts receivable—other	35,107	345,862
Prepaid expenses	212,938	118,065
Total current assets	1,023,090	5,723,680

Oil and gas properties, at cost (full cost method):
Unevaluated properties	10,500,498	5,848,195
Evaluated properties	48,346,939	47,428,750
Gas processing plant	10,707,982	—
Less—accumulated depletion, depreciation and impairment	(16,522,304)	(14,917,700)
Net oil and gas properties	53,033,115	38,359,245

Furniture, fixtures and equipment, at cost, net of depreciation	12,364	26,727
Other assets—deposits and other noncurrent assets	7,436	6,954
Total Assets	$54,076,005	$44,116,606

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$1,137,432	$666,293
Current portion of long term notes payable	600,000	—
Interest payable	1,479	—
Production taxes payable	311,168	407,246
Other taxes payable	20,833	161,032
Royalty owners payable	1,103,830	979,743
Net profits interest payable	—	147,513
Total current liabilities	3,174,742	2,361,827

Long Term Notes Payable	7,019,449	—
Asset Retirement Obligations	59,099	53,726
Total Liabilities	10,253,290	2,415,553

Commitments and Contingencies (Notes 1, 4, and 10)	—	—

Shareholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 34,284,646 and 31,950,970 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	53,397,733	51,492,733
Additional paid-in-capital	2,610,596	2,219,109
Accumulated deficit	(12,185,614)	(12,010,789)
Total shareholders’ equity	43,822,715	41,701,053

Total Liabilities and Shareholders’ Equity	$54,076,005	$44,116,606

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006

Revenues:
Oil and gas sales	$6,152,542	$6,890,777	$6,716,360

Costs and expenses:
Lease operating expense	1,484,267	1,558,900	1,602,932
General and administrative	2,717,121	2,807,091	2,347,447
Net profits interest	579,941	679,337	632,708
Impairment expense	69,856	1,111,151	38,849
Depreciation and depletion expense	1,553,418	2,269,995	2,406,612
Total costs and expenses	6,404,603	8,426,474	7,028,548

Loss from operations	(252,061)	(1,535,697)	(312,188)

Other Income and (Expense):

Interest expense	(1,846)	(306,340)	(306,682)
Interest income	91,867	174,560	198,050
Total other expense	90,021	(131,780)	(108,632)

Loss Before Taxes	(162,040)	(1,667,477)	(420,820)

Income tax (expense) benefit	(12,785)	50,673	(61,586)

Net Loss After Taxes	(174,825)	(1,616,804)	(482,406)

Preferred stock dividend	—	—	(529,400)

Net Loss Available to Common Shareholders	$(174,825)	$(1,616,804)	$(1,011,806)

Loss per Share:
Basic	$(0.01)	$(0.05)	$(0.04)
Diluted	$(0.01)	$(0.05)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic	32,511,251	29,830,447	25,990,868
Diluted	32,511,251	29,830,447	25,990,868

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Preferred Stock Series A		Preferred Stock Series AA		Common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2005	1,000,000	$674,425	1,890,710	$5,924,068	21,171,923	$23,662,749	$534,656	$(9,382,179)	$21,413,719
Issuance of common stock for cash	—	—	—	—	5,251,835	14,622,656	—	—	14,622,656
Series A preferred stock conversion	(1,000,000)	(674,425)	—	—	1,000,000	674,425	—	—	—
Fair value of warrants issued with notes payable	—	—	—	—	—	—	182,390	—	182,390
Stock Option Compensation	—	—	—	—	—	—	201,335	—	201,335
Net Income	—	—	—	—	—	—	—	(482,406)	(482,406)
Dividends on Series AA Preferred	—	—	—	—	—	—	—	(529,400)	(529,400)
Balances, December 31, 2006	—	—	1,890,710	5,924,068	27,423,758	38,959,830	918,381	(10,393,985)	35,408,294
Issuance of common stock for private placement	—	—	—	—	2,002,599	7,152,622	—	—	7,152,622
Issuance of common stock from options/warrants	—	—	—	—	383,940	883,644	—	—	883,644
Net option exercise	—	—	—	—	249,963	(386,600)			(386,600)
Series AA preferred stock conversion	—	—	(1,890,710)	(5,924,068)	1,890,710	5,924,068	—	—	—
Fair value of warrants issued with notes payable	—	—	—	—	—	—	138,476	—	138,476
Fair value of warrants issued with private placement	—	—	—	—	—	(1,040,831)	1,040,831	—	—
Fair value of warrants issued with private placement	—	—	—	—	—	—	121,421	—	121,421
Net loss	—	—	—	—	—	—	—	(1,616,804)	(1,616,804)
Balances, December 31, 2007	—	—	—	—	31,950,970	51,492,733	2,219,109	(12,010,789)	41,701,053
Issuance of common stock from options/warrants	—	—	—	—	750,000	375,000	—	—	375,000
Issuance of common stock from gas plant acquisition	—	—	—	—	1,500,000	1,530,000	—	—	1,530,000
Net warrant exercise	—	—	—	—	83,676	—	—	—	—
Fair value of warrants issued with notes payable	—	—	—	—	—	—	122,764	—	122,764
Stock option compensation	—	—	—	—	—	—	268,723	—	268,723
Net loss	—	—	—	—	—	—	—	(174,825)	(174,825)

Balances, December 31, 2008	—	$—	—	$—	34,284,646	$53,397,733	$2,610,596	$(12,185,614)	$43,822,715

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006

Cash Flows From Operating Activities:

Net loss	$(174,825)	$(1,616,804)	$(482,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	1,553,418	2,269,995	2,406,612
Stock compensation expense	268,723	121,421	201,335
Non-cash interest expense	366	180,641	194,691
Impairment expense	69,856	1,111,151	38,849
Accretion of asset retirement obligations	4,298	3,430	2,664
Changes in operating assets and liabilities:
Accounts receivable	960,922	(570,851)	297,226
Other assets	215,400	(227,579)	(124,214)
Other liabilities	212,915	(258,764)	(932,888)
Net cash provided by operating activities	3,111,073	1,012,640	1,601,869

Cash Flows from Investing Activities:

Oil and gas property expenditures	(5,569,417)	(5,214,421)	(16,721,944)
Proceeds from sale of oil and gas interest	—	175,000	—
Gas treatment plant	(2,480,135)	—	—
Acquisition of furniture, fixtures & equipment	(4,307)	(5,881)	(4,605)
(Increase) decrease in related party notes receivable	—	1,000,000	(1,000,000)
Net cash used in investing activities	(8,053,859)	(4,045,302)	(17,726,549)

Cash Flows from Financing Activities:

Proceeds from sale of common shares, option and warrant exercises, net	375,000	8,036,266	16,717,604
Payments of preferred dividends	—	—	(529,400)
Proceeds from promissory notes, net	1,050,000	1,000,000	1,900,000
Payments of loan fee	(6,000)	(57,000)	(30,000)
Repayments of promissory notes	—	(1,900,000)	(900,000)
Repayments of related party notes	—	(100,000)	—
Deferred offering costs	—	—	(1,213,789)
Net option exercise	—	(386,600)	—
Net cash provided by financing activities	1,419,000	6,592,666	15,944,415

Net Increase (Decrease) in Cash and Cash Equivalents:	(3,523,786)	3,560,004	(180,265)

Cash and Cash Equivalents:
Beginning of period	4,294,565	734,561	914,826
End of period	$770,779	$4,294,565	$734,561

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,528	$125,699	$38,682

Cash (refund) paid for income taxes	$12,785	$(50,673)	$61,586

Non-Cash Transactions :
Assumption of long-term debt for acquisition of gas treatment plant	$6,697,847	$—	$—

Issuance of common stock for acquisition of gas treatment plant	$1,530,000	$—	$—

Issuance of warrants in connection with promissory notes and private placements	$122,764	$1,300,728	$182,390

The accompanying notes are an integral part of these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information subsequent to December 31, 2008 is unaudited)

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

Operations and Liquidity—Although GeoPetro is not a development stage enterprise, the Company has a limited operating history upon which an evaluation of its business prospects can be based. The risks, expense, and difficulties encountered by early stage companies must be considered when evaluating GeoPetro’s business prospects. GeoPetro recorded a net loss of $174,825, $1,616,804, and $1,011,806 in 2008, 2007 and 2006 respectively, and had an accumulated deficit at December 31, 2008 of $12,185,614. GeoPetro expects to make significant capital expenditures in the foreseeable future. Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures and operating expense through the end of 2009 and to follow through with plans for continued investments in oil and gas properties. GeoPetro’s success, in part, depends on its ability to generate additional financing, farmout certain of its projects and manage its relations with the companies that provide exploration and development services. GeoPetro’s success also depends on its ability to effectively manage growth and develop proved reserves. Additionally, GeoPetro’s operations are subject to all of the environmental and operational risks normally associated with the oil and gas industry.

Since its inception, GeoPetro has participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and has participated in seismic surveys and the drilling of test wells on its undeveloped properties. More recently, we acquired a natural gas treatment plant in East Texas.  Further leasehold acquisitions and seismic operations are planned for 2009 and future periods. In addition, exploratory and development drilling is scheduled during 2009 and future periods on GeoPetro’s undeveloped properties and capital improvements are planned on the natural gas treatment plant. It is anticipated that the planned capital improvements at the natural gas treatment plant and the exploration activities together with others that may be entered into may impose financial requirements which may exceed the existing working capital of GeoPetro. Management will need to raise additional equity and/or debt capital, to finance its continued activities. However, if additional financing is not available, GeoPetro may be compelled to reduce the scope of its business activities. If GeoPetro is unable to fund planned expenditures, it may be necessary to:

1.                  farm-out its interest in proposed wells;

2.                  sell a portion of its interest in prospects and use the sale proceeds to fund its participation for a lesser interest;

3.                  forfeit its interest in wells that are proposed to be drilled and;

4.                  reduce general and administrative expenses.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

U.S. GAAP—The Company’s financial statements have been prepared in accordance with accounting principles generally accepted within the United States of America (“U.S. GAAP”).

Use of Estimates and Significant Estimates—Certain amounts in GeoPetro’s financial statements are based upon significant estimates, including oil and gas reserve quantities which form the basis for the calculation of depreciation, depletion, amortization and impairment of oil and gas properties, the carrying values of unproved properties, asset retirement obligations, accounting for business combinations and share-based payments. Actual results could materially differ from those estimates.

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

 Asset Impairment—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  There was no impairment of evaluated properties indicated at December 31, 2008 or 2007.

For the unproved properties, the Company evaluates the possibility of potential impairment on a quarterly basis. During the twelve months ended December 31, 2008, approximately $69,856 of unproved property costs related to Goodwin and Wildwood projects were reclassified to proved property and ceiling test impairment was recorded in the Canadian full cost pool due to dry holes drilled.

Joint Ventures—Some exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only GeoPetro’s proportionate interest in such activities.

Revenue Recognition—Prior to December 31, 2008, revenue was recognized upon delivery of oil and gas production and was shown net of applicable royalty payments, processing and transportation fees. The Company recognized revenue from the Madisonville Field net of applicable fees to gather, treat and transport the Company’s natural gas production. The applicable fees were paid to unrelated third parties.  On December 31, 2008, the Company completed the acquisition of a natural gas treatment plant (the “Plant”) from Madisonville Gas Processing, LP (“MGP”). Going forward, revenue will be recognized without the netting of applicable processing and the transportation fees since the Company has acquired the Plant. Revenue from the Madisonville Field is recognized when the price for gas delivered became fixed and determinable. See Note 3.

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

	December 31,
	2008	2007	2006

Asset retirement obligations, beginning of period	$53,726	$48,842	$26,641
Liabilities incurred	1,075	1,454	19,537
Accretion expense	4,298	3,430	2,664
Asset retirement obligations, end of period	$59,099	$53,726	$48,842

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

GeoPetro maintains several cash accounts with three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2008, the uninsured bank balance was $161,988. GeoPetro has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

During the years ended December 31, 2008, 2007 and 2006, the Company had sales to customers exceeding 10% of total sales as follows:

	2008	2007	2006
Luminant Energy Company, LLC	98%	89%	79%
ETC Katy Pipeline, Ltd.	2%	11%	21%

At December 31, 2008, and 2007, the Company had accounts receivable balances from Luminant Energy Company, LLC of $ 4,266 or 11%, and $965,188 or 74% of total accounts receivable respectively.

Allowance for Doubtful Accounts—Trade accounts receivable are recorded at net realizable value. If the financial condition of GeoPetro’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. There was no allowance for doubtful accounts needed as of the years ended December 31, 2008 or 2007.

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

Share-Based Payments—The Company has a stock- based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable after five years and expire five to ten years after the grant date.

The Company measures and records stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility. The compensation expense was recorded ratably over the requisite service period defined in the award.  The Company recorded $268,723, $121,421, and $201,335 of stock-based employee compensation for the twelve months ended December 31, 2008, 2007 and 2006, respectively. See Note 8.

Net Loss per Common Share—Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	Years Ended December 31,
	2008	2007	2006
Stock options (Note 8)	2,740,000	2,670,000	4,005,250
Warrants (Note 9)	1,249,857	2,441,688	1,937,855

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for each of the three years in the period ended December 31, 2008 because their effects were antidilutive.

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

Recently Issued Accounting Pronouncements—On January 1, 2008, the Company adopted the SFAS No. 157, “Fair Value Measurements,” issued by the FASB and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. The adoption of this standard did not have a material impact on our financial position, results of operations or disclosures since we do not have any significant fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company adopted this pronouncement resulting in no material impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFASB No. 160 will have a material impact on our financial position or results of operations. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statement with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our reported financial position or results of operations.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF No. 07-05 but does not expect adoption to have a material effect on its consolidated financial statements since we have not and do not intend to issue equity instruments containing embedded derivatives.

In December 2008, the SEC issued the final rule on the Modernization of Oil and Gas Reporting.  This SEC ruling revises its oil and gas reserves reporting requirements effective for fiscal years ending on or after December 31, 2009, with early adoption prohibited.  These revisions by the SEC are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves.  These changes include:

•      Modifying prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a single-day, period-end price.

•      Requiring certain additional disclosures around proved undeveloped reserves, internal controls used to ensure objectivity of the estimation process, and qualifications of those preparing and/or auditing the reserves.

•      Expanding the definition of oil and gas reserves and providing clarification of certain concepts and technologies used in the reserve estimation process.

•      Allowing optional disclosure of probable and possible reserves and permitting optional disclosure of price sensitivity analysis.

Historically, the reserves calculated based on the SEC's reporting requirements were also used to calculate depletion on our producing properties, as required by SFAS 69, "Disclosures about Oil and Gas Producing Activities" (SFAS 69). However, the change in the SEC reporting requirements has not yet been adopted by the FASB. The SEC has announced its intent to discuss potential amendments to SFAS 69 with the FASB so that the reserves disclosed remain consistent with the reserves used to calculate depletion on our producing properties. Any such change would impact our future financial results. The SEC has indicated that it may delay the effective date of the revised reporting requirements if the FASB does not make conforming amendments by December 31, 2009.

3.                 SUMMARY OF OIL AND GAS OPERATIONS:

Capitalized costs at year end and costs incurred relating to GeoPetro’s oil and gas properties are summarized as follows:

Capitalized costs as of December 31, 2008 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Evaluated properties	$44,299,854	$2,388,051	$—	$1 ,659,034	$48,346,939
Unevaluated properties	6,211,761	1,522,718	1,400,338	1,365,681	10,500,498
Gas processing plant	10,707,982	—	—	—	10,707,982
Less—accumulated depletion and impairment	(12,475,219)	(2,388,051)	—	(1,659,034)	(16,522,304)
Net capitalized costs	$48,744,378	$1,522,718	$1,400,338	$1,365,681	$53,033,115

Costs incurred for the year ended December 31, 2008 are as follows:

Gas processing plant acquisition	$10,707,982	$—	$—	$—	$10,707,982
Exploration	3,854,688	—	376,498	490,973	4,722,159
Development	848,332	—	—	—	848,332
Total costs incurred	$15,411,002	$—	$376,498	$490,973	$16,278,473

Capitalized costs as of December 31, 2007 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Evaluated properties	$43,451,522	$2,388,050	$—	$1,589,178	$47,428,750
Unevaluated properties	2,357,072	1,522,718	1,023,841	944,564	5,848,195
Less—accumulated depletion and impairment	(10,940,471)	(2,388,051)	—	(1,589,178)	(14,917,700)
Net capitalized costs	$34,868,123	$1,522,717	$1,023,841	$944,564	$38,359,245

Costs incurred for the year ended December 31, 2007 are as follows:

Property acquisition	$—	$—	$—	$296,189	$296,189
Exploration	401,821	(175,000)	263,956	1,668,899	2,159,676
Development	2,616,090	—	—	—	2,616,090
Total costs incurred	$3,017,911	$(175,000)	$263,956	$1,965,088	$5,071,955

Generally, sales or dispositions of oil and gas properties, including sales of partial interests in prospects, are treated as adjustments to capitalized costs, with no gain or loss recorded.

Evaluated Oil and Gas Properties—In periods prior to 2006 it was determined that the total net costs in the U.S. and Australian evaluated cost pool exceeded their net realizable value. Accordingly, impairment write-downs of $4,503,797 were recorded in the prior periods. During 2008 and 2007, the Company recorded impairment write-downs associated with the Canadian evaluated cost pool due to dry holes of $69,856, and $1,111,151, respectively.

Unevaluated Oil and Gas Properties—United States—As GeoPetro’s properties are evaluated through exploration, they will be included in the amortization base. Costs of unevaluated properties in the United States at December 31, 2008, 2007 and 2006 represent exploration costs in connection with GeoPetro’s California and Alaska prospects. The prospects and their related costs in unevaluated properties have been assessed individually and no impairment charges were considered necessary for the United States properties for any of the periods presented. The current status of these prospects is that seismic data is being interpreted on an on-going basis on the subject lands within the prospects. Drilling in the California and Alaska prospects is expected to commence in 2009 and 2010, and will continue in future periods.

Unevaluated Oil and Gas Properties—Australia—Unevaluated costs incurred in Australia represent costs in connection with the exploration of two exploration permit areas in Australia. The prospects and their related costs in unevaluated properties have been assessed individually and no impairment charges were considered necessary for the Australian properties for any of the periods presented. On June 20, 2007, the Company entered into a contract to sell its Australian Properties to an unaffiliated third party. These costs remaining in unevaluated properties represent our retained interest. See Note 10.

Unevaluated Oil and Gas Properties—Indonesia—Unevaluated costs incurred in Indonesia represent costs in connection with one production sharing contract area and the exploration efforts in Indonesia. The prospect and its related costs in the unevaluated properties have been assessed individually and no impairment charges were considered necessary for the Indonesian property for any of the periods presented. The current status of this prospect is that seismic data is being interpreted on an on-going basis to identify drilling locations on the subject lands within the prospect. Drilling was commenced on the prospect in early 2007 and is expected to continue in future periods.

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

In the event that the Company does not establish commerciality and provided that no extensions are granted for establishing commerciality, the Company would be required to forfeit its interest in the production sharing contract. If the Company forfeits its interest, it will be necessary to record an impairment write-down equal to the capitalized costs recorded for the area forfeited.

In December of 2008, C-G Bengara received an additional year extension to the Bengara-II PSC contract anniversary on 4th December 2009 and may be extended for subsequent years subject to further approval based on an annual review of progress and results of appraisal work.

Breakdown of Unevaluated Oil and Gas Properties—The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2008, by the period in which the costs were incurred:

	Totals	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	2005 and Prior Years
Unproved property acquisition	$2,150,134	$—	$296,189	$351,803	$1,502,142
Exploration	8,350,364	4,652,303	1,048,525	515,173	2,134,363
Total	$10,500,498	$4,652,303	$1,344,714	$866,976	$3,636,505

Management expects that planned activities for the year 2009 will enable the evaluation of approximately 5% of the costs as of December 31, 2008. Evaluation of 30% of the remaining costs is expected to occur in 2010 with the remaining 65% in 2011 and beyond.

GAS  PROCESSING PLANT

On December 31, 2008, the Company completed the acquisition of a natural gas treatment plant (the “Plant”) from Madisonville Gas Processing, LP (“MGP”), in exchange for shares of GeoPetro’s common stock, assumption of debt and a cash payment (“the Acquisition”).  The Plant is located in Madison County, Texas and the new owner of the Plant is GeoPetro’s wholly-owned indirect subsidiary, Madisonville Midstream LLC (“MM”).

GeoPetro paid total consideration of $10,707,982 for the plant, summarized as follows:

Cash	$2,094,000
Assumption of note payable to Bank of Oklahoma, N.A.	6,697,847
1,500,000 common shares of GeoPetro valued at $1.02 per share, based on the weighted average trading value of GeoPetro’s common shares during the five days before and after the terms of the sale were announced to the public	1,530,000
Direct costs incurred	386,135
Total consideration	$10,707,982

There are asset retirement obligations associated with the Plant. However, components of the Plant can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. GeoPetro’s intent is to maintain the Plant assets and continue making improvements to those assets based on technological advances. As a result, GeoPetro’s management believes that the Plant has an indeterminate life for purposes of estimating asset retirement obligations because dates or ranges of dates upon which GeoPetro would retire the Plant cannot reasonably be estimated.

Our results of operations for the years ended December 31, 2008 and 2007 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008.  The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2007.  The pro forma information has been included in the notes as required by generally accepted accounting principles and is provided for comparison purposes only.  The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

	Years Ended December 31,
	2008	2007
Operating revenues	$15,066,915	$19,132,635
Total operating expenses	$15,954,201	$18,308,241
Earnings (loss) applicable to common stock	$(1,239,749)	$262,929
Net earnings (loss) per share — basic	$(0.04)	$0.01
Net earnings (loss) per share — diluted	$(0.04)	$0.01

The Plant consists of the original facilities (currently in service) installed and made operational by Hanover Compression Limited Partnership (“Hanover”) in 2003 and the expanded facilities which were installed by MGP in 2007, but which have not yet been placed into operation.  The Plant’s primary components consist of amine treaters, nitrogen rejection units, compressors and related equipment.  Other assets acquired in the transaction include land, buildings, gathering lines, fuel lines, acid injection lines and rights of way.  The Plant facilities were installed in order to treat and remove impurities associated with natural gas produced from the Rodessa Formation at the Madisonville Field.  The expanded facilities have a designed capacity to treat 50 million cubic feet of natural gas per day (“MMcf/d”), which combined with the design capacity of the current in-service facilities of 18 MMcf/d will represent a total treating capacity of 68 MMcf/d for the Plant.

Prior to acquisition of the Plant, GeoPetro and MGP had certain agreements whereby MGP was responsible for the gathering, treating and marketing of GeoPetro’s gas production from the Madisonville Project.  The agreements provided, among other things, that MGP install and make operational the expanded facilities.  The agreements and related obligations were terminated concurrent with GeoPetro’s acquisition of the Plant effective December 31, 2008.

4.                 DEBT:

Debt at December 31, 2008 and December 31, 2007 consisted of the following:

	December 31, 2008	December 31, 2007

Promissory notes dated December 23, 2008 (a)	$1,050,000	$—
Bank of Oklahoma loan (b)	6,697,847
	7,747,847	—
Less current portion of long term debt	(600,000)	—
Less discount on promissory notes relating to loan fees	(128,398)	—
	$7,019,449	$—

(a)          The Company issued four promissory notes totaling $1,050,000 during December 2008 with maturity dates in December 2011. The notes may be repaid at any time without penalty. The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears. The principal amount and accrued and unpaid interest are due and payable on December 23, 2011. In connection with the notes, the Company paid loan origination fees totaling $6,000 and granted three-year exercisable warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share. We also issued 150,000 warrants as a finder’s fee. The fair value of the warrants on the dates of issuance, $122,764 and the $6,000 of loan origination fees, was recorded as a debt discount and is being amortized over the life of the promissory note. As of December 31, 2008, the unamortized debt discount was $128,398.

(b)         Effective December 31, 2008, the Company assumed $7,697,847 of Madisonville Gas Processing LP’s (“MGP”) bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”) via a (i) $1 million cash payment applied directly towards debt principal reduction, and (ii) a refinancing by GeoPetro of the $6,697,847 remaining balance in the form of a 3 year Amended and Restated Term Loan Agreement with the lender, Bank Oklahoma (“BOK”).  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or Libor plus 5.5% at the option of the Company. At December 31, 2008, the interest rate was 5.94% (LIBOR + 5.5%).  Additional principal will be payable upon GeoPetro meeting certain net operating cash flow thresholds during the three year term of the loan.  The loan is secured by a first lien on the Madisonville Midstream Plant and all of the Company’s proved natural gas reserves located at the Madisonville Project.  In addition, GeoPetro has agreed to pay, at the time the loan is repaid in full, a loan origination fee of $60,000 for any annual period during which the loan principal remains outstanding.  There is no prepayment penalty.  The Amended and Restated Term Loan Agreement contains customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $35,000,000.

5.                 INCOME TAXES:

The Company files income tax returns in the U.S. federal jurisdiction and various states.  There are currently no federal or state income tax examinations underway.  Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2005 and for state and local tax authorities for tax years before 2004.  The Company does, however, have net operating losses generated in tax years 1997 and after, which remain open for examination.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As December 31, 2008 the Company had no unrecognized tax benefits. There have been no changes during the year with respect to unrecognized tax benefits.  The Company does not foresee the total amounts of unrecognized tax benefits significantly increasing within the next 12 months.  Furthermore, no corresponding interest and penalties have been accrued as the Company is in a net operating loss position.

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

The effective tax rate for the year ended December 31, 2008 is (7.9) percent (expense) and is due largely to a liability for Texas Margin Tax.

	2008	2007
Current
Federal	$—	$(70,000)
State	13,000	19,000
Total	13,000	(51,000)

Deferred
Federal	—	—
State	—	—
Total	—	—
Total Income Tax Provision	$13,000	$(51,000)

The actual income tax (benefit) expense differs from the expected tax (benefit) expense as computed by applying the U.S. Federal corporate income tax rate of 35% for each period as follows:

	2008	2007
Amount of expected tax (benefit) expense	$(57,000)	$(584,000)
Non-deductible expenses	16,000	99,000
Alternative minimum tax	—	(70,000)
State Taxes	1,600	3,000
Return to Provision/Utilization of NOL	33,000	(254,000)
Other	2,400	(6,000)
Valuation allowance adjustments	17,000	761,000)
	$13,000	$(51,000)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carry forwards	$8,294,000	$8,843,000
Oil and gas property basis differences	(5,071,000)	(4,311,000)
Credit carryforwards	—	—
Stock compensation	189,000	123,000
Other	(96,000)	(223,000)
Total deferred tax assets	3,316,000	4,432,000
Valuation allowance	(3,316,000)	(4,432,000)
Total net deferred taxes	$—	$—

As of December 31, 2008, GeoPetro had net operating loss (NOL) carryforwards of approximately $25,126,000 for federal income tax purposes which begin to expire in 2017.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

However, in accordance with SFAS 123(R), a deferred tax asset has not been recognized for the portion of the net operating loss carryforwards that is attributable to excess tax deductions associated with the exercise of stock options in 2008 which do not reduce income taxes payable. Accordingly, approximately $3,488,000 of GeoPetro’s federal NOL has not been benefited for financial statement purposes as it relates to excess tax deductions that have not reduced income taxes payable. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce income taxes payable.

The Company also has approximately $8,605,000 of California net operating losses and approximately $445,000 of Alaska net operating losses which begin to expire in 2010 and 2026, respectively. In accordance with SFAS 123(R), a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $334,000 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

6.                 RELATED PARTY TRANSACTIONS:

On April 25, 2008, an officer and director exercised options to purchase 750,000 shares of common stock at an exercise price of $0.50 per share. The options had an expiration date of April 30, 2008.

On December 29,2007, the Board of Directors approved the cashless exercise provision of options for officers, directors and employee such that “Fair Market Value” shall equal the lesser of “Market Price” or $2.92 per share. Cashless exercise is the security holder’s election to receive that number of shares of the Company’s Common Stock that is equal to the quotient of: i) the Fair Market Value of such Shares, less the Exercise Price then in effect, multiplied by the number of Shares that the security holder would otherwise have been entitled to purchase; over ii) the Fair Market Value of $2.92 per share.   The total common stock issued upon cashless exercise was 249,963 shares. The Company paid $386,600 in taxes in connection with the cashless options exercise.

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

On February 12, 2007, Stuart J. Doshi, President and CEO, loaned $100,000 to the Company. The note accrued interest at 8% annually and was payable on demand. The note and accrued interest was repaid on March 28, 2007.

On June 7, 2006, the Company loaned $1,000,000 to G. Carter Sedanoui (“Borrower”), a shareholder, evidenced by a short-term promissory note payable to the Company with a maturity date on March 31, 2007. On March 30, 2007, the Company extended the maturity date of the note to June 30, 2007. The note and the accrued interest was paid in full on June 29, 2007.

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

The Stock Incentive Plan provides for the granting to employees incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors who are not employees and consultants. In the case of employees who receive incentive stock options which are first exercisable in a particular calendar year and the aggregate fair market value of which exceeds $100,000, the excess of the $100,000 limitation shall be treated as a nonstatutory stock option under the Stock Incentive Plan.

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

The Stock Incentive Plan will continue in effect for 10 years from September 10, 2001 (i.e., the date first adopted by the Board), unless sooner terminated by the board of directors. In 2004, we implemented a new 2004 Stock Option and Appreciation Rights Plan (the “Stock Option Plan”) providing for awards of incentive stock options, non-qualified stock options and stock appreciation rights. The Stock Option Plan replaced the Stock Incentive Plan as to new award grants effective in 2004 or thereafter to our directors, officers, employees and consultants. Outstanding awards issued under the Stock Incentive Plan will continue to be outstanding in accordance with their terms and the terms of the Stock Incentive Plan, but will count toward the limits in the number of shares of common stock available to be issued under the Stock Option Plan, which is 5,000,000. The exercise price of stock options granted under the Stock Option Plan may not be less than 110% of the fair market value of our common stock on the date of grant.

During 2008, the Company issued 820,000 of stock options to officers, directors and employees.  No options were issued in 2007. During 2006, the Company issued 150,000 stock options to directors.  Effective January 1, 2006, the Company recorded stock compensation expense of $268,723, $121,421, and $201,335 for the twelve months period ended December 31, 2008, 2007, and 2006, respectively.

A summary of the status of GeoPetro’s stock option plan is as follows:

	Options	Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,875,250	$0.50 to $6.25	$1.77
Granted	150,000	$3.85	3.85
Exercised	—	—	—
Expired	(20,000)	$3.00	3.00
Outstanding at December 31, 2006	4,005,250	$0.50 to $6.25	$1.84
Granted	—	—	—
Exercised	(1,335,250)	$1.25 to $2.00	1.97
Expired	—	—	—
Outstanding at December 31, 2007	2,670,000	$0.50 to $6.25	1.77
Granted	820,000	$4.28	4.28
Exercised	(750,000)	$0.50	0.50
Expired	—	—	—
Outstanding at December 31, 2008	2,740,000	$0.50 to $6.25	$2.87

The weighted average fair value of options granted during the year ended December 31, 2008, as calculated under the Black-Scholes pricing model is $2.17 per share and for the weighted average fair value of options granted in 2006, as calculated under the same method was $1.83 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008 and 2006: risk-free, weighted-average interest rates ranging from 3.5 to 4.9 percent based on the U.S. Treasury yield curve in effect at the time of grant, expected dividend yield of 0 percent, expected life of 5 years from the date of grant, and expected volatility of 66 percent and 58 percent.

The options outstanding as of December 31, 2008 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
1,750,000	1,750,000	2.10	4.41
150,000	60,000	3.85	2.28
10,000	6,000	4.25	1.00
820,000	—	4.28	4.48
10,000	6,000	6.25	1.43
2,740,000	1,822,000

The total intrinsic value of options outstanding was approximately $0.00 and $4,725,000 at December 31, 2008 and 2007, respectively. The intrinsic value for exercisable options was $0.00 and $4,717,950 at December 31, 2008 and 2007, respectively. The total intrinsic value for stock options exercised was approximately $172,500 and $1,448,388 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, there are 1,822,000 options which are exercisable. The remaining 918,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $1,726,539.

As of December 31, 2008, the available issuable options are 2,260,000 shares.

9.                 COMMON STOCK WARRANTS:

During 2008, the Company issued three-year exercisable common stock warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share in conjunction with the issuance of certain promissory notes payable. The purchase right under the warrants has expiration dates of December 22, 2011, December 23, 2011, and December 25, 2011 unless terminated earlier in accordance with the stock warrant purchase agreement. On January 9, 2009, the Company issued 150,000 warrants as a finder’s fee related to certain promissory notes. The fair value of the warrants issued on the dates of grant of $122,764 and the origination fees of $6,000 were recorded as discount to notes payable and are being amortized as interest expense over the term of the notes.

On December 15, 2008, the Company extended the date of expiration on 114,000 warrants to December 15, 2010. The warrants were issued as a finder fee for a 2003 private placement of the Company’s common shares. The fair value of the warrants extension of $17,507 was recorded as finder’s fee and offset additional paid in capital.

On July 2, 2008, the Company issued 83,676 shares of common stock pursuant to a cashless exercise of 175,125 common stock warrants.

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2008:

					Warrants	Warrants
	Expiration	Exercise	12/31/2007	Warrants	Granted/	(Expired/	12/31/2008
	Date	Price	Shares	Exercised	Extended	Canceled)	Shares

Common Stock	02/28/08	$5.00	27,000	—	—	(27,000)	—
Common Stock	07/19/08	$5.00	50,000	—	—	(50,000)	—
Common Stock	09/30/08	$5.00	14,375	—	—	(14,375)	—
Common Stock	12/15/08	$3.50	1,100,998	—	—	(1,100,998)	—
Common Stock	01/31/09	$3.50	150,000	—	—	—	150,000
Common Stock	02/12/09	$3.50	20,000	—	—	—	20,000
Common Stock	02/28/09	$4.51	5,000	—	—	—	5,000
Common Stock	03/31/09	$5.25	100,000	—	—	—	100,000
Common Stock	12/15/10	$3.50	—	—	114,000	—	114,000
Common Stock	01/31/10	$3.50	95,000	—	—	(15,000)	80,000
Common Stock	08/13/10	$3.85	60,078	—	—	—	60,078
Common Stock	12/22/11	$1.00	—	—	35,000	—	35,000
Common Stock	12/23/11	$1.00	—	—	45,000	—	45,000
Common Stock	12/25/11	$1.00	—	—	40,000	—	40,000
Common Stock	08/13/12	$4.50	600,779	—	—	—	600,779

Related party:
Common Stock	04/30/08	$3.00	33,333	—	—	(33,333)	—
Common Stock	12/31/08	$2.00	185,125	(175,125)	—	(10,000)	—

			2,441,688	(175,125)	234,000	(1,250,706)	1,249,857

During 2007, the Company issued a two-year exercisable common stock warrant to purchase 25,000 Common Shares at $3.50 and $4.51 per share to an unaffiliated third party for geophysical services. The purchase right under the warrant had an expiration date of February 12, 2009 and February 28, 2009 in accordance with the stock warrant purchase agreement. The fair value of the warrants totaled $32,533 and was capitalized in oil and gas properties as part of the U.S. cost pool.

In conjunction with the issuance of a short-term note payable during 2007, GeoPetro issued warrants to purchase 95,000 shares of GeoPetro’s common stock at exercise prices of $3.50 per share. The purchase rights under the warrants have expiration date of January 31, 2010 unless terminated earlier in accordance with the stock warrant purchase agreement. The fair value of the warrants issued on the date of the grant of $105,945 and origination fees of $57,000 were recorded as discount to notes payable and were being amortized as interest expense over the term of the note. As of December 31, 2007, the unamortized amount was $0.

In conjunction with a private placement on August 13, 2007, the Company issued warrants to purchase 660,857 shares of GeoPetro’s common stock at exercise price of $4.50 and $3.50 per share.

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

10.          COMMITMENTS AND CONTINGENCIES:

Employment Agreements—The Company entered into a contract of employment with Stuart J. Doshi, Founder, President, Chief Executive Officer and Chairman of the Board of Directors, dated July 28, 1997 (effective July 1, 1997) and amended on January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005, January 30, 2006, December 29, 2008, and December 31, 2008. The contract, as amended, provides for a five-year term commencing May 1, 2005 which term is automatically extended for successive two-year renewal terms unless: (a) the board of directors elects not to renew the contract and the Company provides notice to Mr. Doshi of such non-renewal at least six months prior to the expiry of his employment term or any renewal term, or (b) Mr. Doshi attains age 75, in which case the term ends upon the completion of the calendar year in which he becomes 75 years old unless the Company and Mr. Doshi mutually agree to one-year extensions. The contract of employment currently provides for an annual base salary of $300,000 and further provides that in the event of a change of control of the Company or if Mr. Doshi is terminated without cause, he is entitled to receive (a) in exchange for all of his vested stock options and vested restricted shares, such number of Common Shares having a market value equal to the difference between (x) the aggregate total market value of all vested restricted shares and Common Shares he would receive upon exercise of all vested stock options less (y) the aggregate total exercise price for all of his vested stock options; provided, however, that if the Common Shares to be delivered to Mr. Doshi upon such change of control or termination have not been registered so as to permit immediate public resale, Mr. Doshi shall instead receive a cash payment equal to the market value on the date of termination of all vested stock options and restricted shares without any discount for liquidity or minority position against cancellation of such options and restricted shares, (b) a cash payment equal to the greater of (i) his compensation for the remainder of his term, including salary and the aggregate amount of his bonuses in respect of the last four fiscal years and (ii) four times his compensation in the current year, including his then-current salary and the average amount of his bonuses for the last four fiscal years, and (c) an additional cash payment representing his employment benefits equal to 20% of the amount of salary he is entitled to receive under (b)(i) or (b)(ii) above, as applicable. In addition, in the event of a change of control or termination without cause, all unvested options issued by the Company to Mr. Doshi will vest.

GeoPetro has executed an employment contract dated April 28, 1998 and amended on June 15, 2000, May 12, 2003, January 1, 2005, December 29, 2008, and December 31, 2008 with its Vice President of Exploration, David V. Creel. The contract provides an annual salary of $150,000 and may be terminated by GeoPetro without cause upon the payment to Mr. Creel of cash payments equal to the lesser of three months’ base salary or base salary during the remainder of the employment term, and, in the event of termination without cause, all unvested options issued by GeoPetro to Mr. Creel will vest. On December18, 2006, the independent members of the board of directors, acting on the recommendations of Stuart J. Doshi, the President and CEO, voted to increase the salary of Mr. Creel, to $163,200 annually effective January 1, 2007.

Office Lease—Effective March 1, 2004, GeoPetro is committed under an office sublease which provides for a sixty month term. The sublease is cancelable by either party after thirty-six months. The sublease provides for minimum monthly lease payments of $5,788 during the first thirty-six months of the lease term and $6,527 per month from the thirty-seventh month to the sixtieth month. On October 14, 2008, the office lease was extended for an additional one (1) year and two (2) months. The new expiration day is April 30, 2010 and the rent shall be increased as of March 1, 2009 to $7,759.50 per month. Minimum annual rentals due under this agreement are as follows:

Year	Amount
2009	$90,649
2010	31,038
$121,687

Rent expense for the years ended December 31, 2008, 2007 and 2006, was approximately $78,334, $76,856, and $69,466, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Madisonville Net Profits Interest—Redwood LP’s 100% working interest is subject to a net profits interest in favor of an unrelated third parties. The net profits interest is 12.5% (proportionately reduced) of the net operating profits until payout is achieved. After payout, the net profits interest increases to 30% (proportionately reduced). Payout, for purposes of the net profits interest, is defined and achieved at such time as Redwood LP has recouped from net operating cash flows its total net investment in the project plus a 33% cash on cash return.

The Cook Inlet Alaska Project—The Company entered into an agreement with Pioneer Oil Company, Inc. (“Pioneer”) dated April 20, 2005, wherein it acquired a 100% working interest (81% net revenue interest) in approximately 117,000 acres onshore in Cook Inlet, Alaska. The Company has subsequently acquired approximately  5,000 acres in this project. The terms provide for the Company to pay total consideration of $20 per acre, or approximately $2.3 million, for the leases. The Option provides that the Company will pay the total lease consideration in two installments. The Company paid the first installment totaling $1,068,063 on August 17, 2005 and has received assignment of the 100% working interest in the leases. Within three years from the date of receipt of legally sufficient assignment of the 100% working interest in the leases, the Company has the option to conduct a $2.5 million work program on the leases over a three-year period, and, after completion of the work program and an evaluation of the results, to remit the final additional acreage consideration of $10 per acre for the leases. The agreement provides that if the Company fails to pay the lease consideration when due, fails to perform the work program or otherwise defaults under the agreement, it shall forfeit its interest and reassign the leases to Pioneer with no further liability to GeoPetro.

On July 31, 2008, we entered into a third amendment with Pioneer.  Per the terms of the amendment, the Company paid Pioneer the sum of $1,168,093 on August 7, 2008, which represents the second and final payment for leases comprising 116,806 acres onshore in Cook Inlet, Alaska.  The amendment further provided that the work program requiring $2.5 million in expenditures by GeoPetro has been eliminated.

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

11.          SUBSEQUENT EVENTS:

On January 30, 2009, the Company issued promissory notes totaling  $500,000 with maturity dates in January 2012. The notes may be repaid at any time without penalty. The notes bear an annual interest rate of eight percent (8%). The notes are convertible into shares of GeoPetro preferred stock in the event that GeoPetro designates and offers such preferred stock.

12.          UNAUDITED SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION:

The following supplementary information is presented in compliance with United States Securities and Exchange Commission regulations and is not covered by the report of GeoPetro’s independent registered public accountants. The information required to be disclosed for the years ended 2008, 2007 and 2006 in accordance with FASB Statement No. 69, “Disclosures about Oil and Gas Producing Activities,” is discussed below and is further detailed in the following tables.

The reserve quantities and valuations are based upon estimates by MHA Petroleum Consultants. The proved reserves presented herein are located entirely within the United States. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic productivity is supported by either actual production or a conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

The estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions. At December 31, 2008, all of GeoPetro’s reserves are attributable to three producing wells, one shut-in well and an undeveloped location. Other than the producing wells and one shut-in well, there is no other production history as of or subsequent to that date. Reserve estimates for these wells are subject to substantial upward or downward revisions after production commences and a production history is obtained.   Accordingly, reserve estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

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

	December 31,	December 31,	December 31,
FACTORS	2008	2007	2006
	(MMcf)	(MMcf)	(MMcf)
Beginning of period	23,139	24,600	21,428
Revisions of previous quantity estimates	(1,553)	293	5,122
Production net of Net Profit Interest	(1,116)	(1,755)	(1,950)
Year ended December 31,	20,470	23,139	24,600

PROVED RESERVES PRESENTED HEREIN ARE LOCATED
ENTIRELY WITHIN THE UNITED STATES

	AS OF DECEMBER 31,
	2008	2007	2006
	(MMcf)	(MMcf)	(MMcf)
Proved developed	17,300	10,495	12,235
Proved developed non-producing	3,170	12,644	12,365
Proved undeveloped	—	—	—

Total	20,470	23,139	24,600

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED PETROLEUM AND NATURAL GAS RESERVES

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(in thousands)
Future cash inflows	$107,063	$135,264	$101,867
Future production costs	(34,414)	(45,649)	(37,783)
Future development costs	(5,075)	(1,075)	(1,074)
Future income taxes	(7,977)	(13,762)	(8,128)
Future net cash flows	59,597	74,778	54,882
10% annual discount	(12,282)	(14,570)	(8,341)
Standardized measure of discounted future net cash flows	$47,315	$60,208	$46,541

AVERAGE YEAR-END PRICE (1)

2008 REPORT	2007 REPORT	2006 REPORT
Gas ($/MMBtu)	Gas ($/MMBtu)	Gas ($/MMBtu)
$5.25	$6.81	$5.40

(1) Represents Houston Ship Channel index price before netting the treatment and transportation fees.

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED PETROLEUM AND NATURAL GAS RESERVE
QUANTITIES
PROVED RESERVES ARE LOCATED ENTIRELY WITHIN THE UNITED STATES

	2008	2007	2006
	(in $ thousands)
Standardized measure of discounted future net cash flows, beginning of period	$60,208	$46,541	$63,489
Sales of Oil and Natural Gas and NGLs Produced, Net of Production Costs, Taxes and Royalties	(4,088)	(4,653)	(4,480)
Net Change in Prices, Production Costs and Royalties Related to Future Production	(5,664)	23,322	(39,067)
Changes in Previously Estimated Development Costs Incurred During the Period	—	—	6,545
Changes in Estimated Future Development Costs	(3,547)	(1)	(1,075)
Net Change Resulting from Revisions in Quantity Estimates	(4,376)	1	1,074
Extensions	—	—	6,740
Accretion of discount	4,823	5,291	8,019
Other	(4,789)	(4,659)	(4,656)
Net Change in Income Taxes	4,748	(5,634)	9,952
Standardized measure of discounted future net cash flows, end of period	$47,315	$60,208	$46,541

12.          UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA:

2008	First	Second	Third	Fourth

Revenues	$2,142,598	$2,650,992	$1,313,308	$45,644
Income (loss) from operations	$320,861	$627,404	$(41,048)	$(1,159,278)
Earnings (loss) per share from operations:
Basic	$0.01	$0.02	$(0.00)	$(0.04)
Diluted	$0.01	$0.02	$(0.00)	$(0.04)
Net income (loss)	$344,126	$636,712	$(15,642)	$(1,140,021)
Earnings (loss) per common share:
Basic	$0.01	$0.02	$(0.00)	$(0.03)
Diluted	$0.01	$0.02	$(0.00)	$(0.03)

2007	First	Second	Third	Fourth

Revenues	$1,823,342	$2,388,850	$1,231,370	$1,447,215
Income (loss) from operations	$(124,437)	$305,145	$(691,226)	$(1,025,179)
Earnings (loss) per share from operations:
Basic	$(0.00)	$0.01	$(0.02)	$(0.03)
Diluted	$(0.00)	$0.01	$(0.02)	$(0.03)
Net income (loss)	$(182,614)	$238,778	$(745,691)	$(927,277)
Earnings (loss) per common share:
Basic	$(0.01)	$0.01	$(0.02)	$(0.03)
Diluted	$(0.01)	$0.01	$(0.02)	$(0.03)

2006	First	Second	Third	Fourth

Revenues	$1,498,453	$1,969,064	$1,705,140	$1,543,703
Income (loss) from operations	$119,566	$(124,231)	$(267,975)	$(39,548)
Earnings (loss) per share from operations:
Basic	$0.01	$(0.00)	$(0.01)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)
Net income (loss)	$(73,077)	$(249,540)	$(489,224)	$(199,965)
Earnings (loss) per common share:
Basic	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share because each period’s computation is based on the weighted average number of shares outstanding during that period.

EXHIBIT INDEX

Exhibit Number	Description
3.1 (2)	Amended and Restated Articles of Incorporation of GeoPetro Resources Company
3.2 (4)	Second Amended and Restated Bylaws of the GeoPetro Resources Company
4.1 (2)	Form of Warrant issued by GeoPetro Resources Company to various investors on various dates.
4.2 (3)	Specimen Common Stock Certificate
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

4.5 (6)	Placement Agent Warrant dated August 13, 2007
4.6 (7)	Form of Common Stock Purchase Warrant dated as of various dates, issued to purchasers of promissory notes
10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000
10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997
10.4 (2)	Exploration Permit#408, Dated July 2, 1997
10.5 (2)	Madisonville Field Development Agreement dated August 1, 2005
10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005
10.7 (2)†	The 2001 Stock Incentive Plan
10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan
10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006
10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005
10.11 (2)†	J. Steinhauser Employment Agreement dated June 19, 2000 and amendments dated December 12, 2002, and January 1, 2005
10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004
10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.
10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006
10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007
10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007
10.23 (1)†	Seventh Amendment to Employment Agreement of Stuart Doshi, dated December 29, 2008
10.24 (1)†	Eighth Amendment to Employee Agreement of Stuart Doshi, dated December 31, 2008
10.25 (1)†	Fourth Amendment to Employment Agreement of David Creel, dated December 29, 2008
10.26 (1)†	Fifth Amendment to Employee Agreement of David Creel, dated December 31, 2008
10.27 (1)†	Fourth Amendment to Employment Agreement of J. Chris Steinhauser, dated December 29, 2008
10.28 (1)†	Fifth Amendment to Employment Agreement of J. Chris Steinhauser, dated December 31, 2008
10.29 (8)	Purchase and Sale Agreement dated December 31, 2008
10.30 (9)	Amended and Restated Term Loan Agreement dated December 31, 2008 with Bank of Oklahoma
10.31 (1)	Security Agreement dated December 31, 2008
10.32 (1)	Form of Promissory Note issued by GeoPetro Resources Company to various investors dated various dates from December 23, 2008 to December 26, 2008
10.33 (10)†	Third Amendment to Employment Agreement of J. Chris Steinhauser, dated December 18, 2007
21.1 (1)	List of subsidiaries of GeoPetro Resources
23.1 (1)	Consent of MHA Petroleum Consultants
23.2 (1)	Consent of Hein & Associates LLP
31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.
32.1 (1)	Certification of Chief Executive Officer and Interim Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

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

(4)	Filed as the Exhibit 3(ii) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 25, 2008, and incorporated herein by reference.

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

(7)	Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 7, 2009, and incorporated herein by reference.

(8)	Filed as Exhibit 10.24 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009, and incorporated herein by reference.

(9)	Filed as Exhibit 10.25 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007, and incorporated herein by reference.

†	Indicates a management or compensatory plan or arrangement.