Form 10-Q
period 2009-03-31
GEOPETRO RESOURCES CO
filed 2009-05-11
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

There were 34,284,646 shares of no par value common stock outstanding on May 11, 2009.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$270,615	$770,779
Trade accounts receivable—natural gas sales	236,474	4,266
Accounts receivable—other	47,473	35,107
Prepaid expenses	150,252	212,938
Total current assets	704,814	1,023,090

Oil and gas properties, at cost (full cost method):
Unevaluated properties	10,921,447	10,500,498
Evaluated properties	48,408,296	48,346,939
Gas processing plant, at cost	10,919,018	10,707,982
Less—accumulated depletion, depreciation, and impairment	(16,827,584)	(16,522,304)
Net oil and gas properties	53,421,177	53,033,115

Furniture, fixtures and equipment, at cost, net of depreciation	7,558	12,364
Other assets—deposits and other noncurrent assets	7,527	7,436
Total Assets	$54,141,076	$54,076,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$2,341,153	$1,137,432
Current portion of long term notes payable	600,000	600,000
Interest payable	91,765	1,479
Production taxes payable	129,439	311,168
Other taxes payable	17,653	20,833
Royalty owners payable	1,100,253	1,103,830
Total current liabilities	4,280,263	3,174,742

Convertible Notes Payable	850,000	—
Long Term Notes Payable	6,880,179	7,019,449
Asset Retirement Obligations	60,524	59,099
Total Liabilities	12,070,966	10,253,290

Commitments and Contingencies (Notes 2 and 8)	—	—

Shareholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 34,284,646 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	53,397,733	53,397,733
Additional paid-in capital	2,715,394	2,610,596
Accumulated deficit	(14,043,017)	(12,185,614)
Total shareholders’ equity	42,070,110	43,822,715

Total Liabilities and Shareholders’ Equity	$54,141,076	$54,076,005

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues
Natural gas plant sales	$876,068	$—
Natural gas sales	—	2,142,598
Total revenues	876,068	2,142,598

Costs and expenses:
Plant operating	1,044,772	—
Lease operating	300,879	343,823
General and administrative	848,938	715,423
Net profits interest	—	228,061
Depreciation and depletion	310,086	534,430
Total costs and expenses	2,504,675	1,821,737

Income (loss) from operations	(1,628,607)	320,861

Other Income and (Expense):

Interest expense	(232,439)	—
Interest income	3,643	30,065
Total other expense	(228,796)	30,065

Income (Loss) Before Taxes	(1,857,403)	350,926

Income tax expense	—	(6,800)

Net Income (Loss)	$(1,857,403)	$344,126

Earnings (Loss) per Share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Weighted Average Number of Common Shares Outstanding:
Basic	34,284,646	31,950,970
Diluted	34,284,646	33,210,448

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities:

Net income (loss)	$(1,857,403)	$344,126
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	310,086	534,430
Share-based compensation expense	104,798	30,355
Non-cash interest expense	10,730	—
Accretion of discount on asset retirement obligations	1,140	1,037
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	(232,208)	117,145
Other assets	50,229	(170,187)
Current liabilities	928,185	209,871
Net cash provided by (used in) operating activities	(684,443)	1,066,777

Cash Flows from Investing Activities:

Additions to oil and gas properties	(482,021)	(2,211,876)
Additions to gas treatment plant	(33,700)	—
Acquisition of furniture, fixtures & equipment	—	(1,701)
Net cash used in investing activities	(515,721)	(2,213,577)

Cash Flows from Financing Activities:

Proceeds from convertible notes, net	850,000	—
Repayments of promissory notes	(150,000)	—
Net cash provided by financing activities	700,000	—

Net Increase (Decrease) in Cash and Cash Equivalents:	(500,164)	(1,146,800)

Cash and Cash Equivalents:
Beginning of period	770,779	4,294,565
End of period	$270,615	$3,147,765

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$130,923	$—

Cash paid for income taxes	$—	$6,800

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND USE OF ESTIMATES:

The interim consolidated financial statements of GeoPetro Resources Company (“we,” “us,” “our,” “GeoPetro” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Change in Accounting Method and Basis of Presentation - Revenue Recognition—Prior to December 31, 2008, revenue was recognized upon delivery of oil and gas production and was shown net of applicable royalty payments, as well as marketing, processing and transportation fees. The Company recognized revenue from the Madisonville Field net of applicable fees to gather, treat and transport the Company’s natural gas production. The applicable fees were paid to unrelated third parties.  On December 31, 2008, the Company completed the acquisition of the Plant from MGP. Going forward and commencing with the first quarter ended March 31, 2009, revenue is being recognized without the netting of applicable royalty payments, as well as marketing, processing and transportation fees since we have acquired the Plant. For all periods presented, revenue from the Madisonville Field is recognized when the price for gas delivered became fixed and determinable.

Impairment of Oil and Gas Properties—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  We recognized no impairment of evaluated properties at March 31, 2009 or 2008.  Under current accounting rules, we are required to use the natural gas price prevailing on the last day of our accounting period to determine whether any impairment needs to be recognized.  However, we are permitted in certain circumstances to use a price that is in effect subsequent to our period end but prior to the issuance of our financial statements.  In determining that no impairment existed at March 31, 2009, we utilized the price prevailing on May 7, 2009 to determine that the carrying value of the unamortized capitalized costs in our United States cost center did not exceed the discounted future cash flows from those properties.  Had we used the price prevailing on March 31, 2009, we would have recognized an impairment expense of $5,485,246.

2.      LIQUIDITY:

As of March 31, 2009, we have a working capital deficit of $3,575,449, and for the three months ended, our cash used in operating activities amounted to $684,443.  We estimate our minimum investment needs during the remainder of 2009 amount to $4,500,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field.  Our results of natural gas operations amounted to a deficit of $469,583 for the three months ended March 31, 2009.  Further, we have debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2009 and future periods.  Exploratory and developmental drilling is scheduled during 2009 and future periods on our undeveloped properties.  Subsequent to March 31, 2009, we have raised an additional $1,000,000 in convertible notes that were converted into our Series B Preferred Stock, and we potentially plan to sell idle equipment from our natural gas processing plant.  In addition to these items, we need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests are recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The adoption of SFASB No. 160 on January 1, 2009 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statement with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on our reported financial position or results of operations.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF No. 07-05 on January 1, 2009 did not have a material effect on our consolidated financial statements.

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

4.      EARNINGS (LOSS) PER COMMON SHARE:

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	For the three months ended
	March 31, 2009	March 31, 2008
Stock options (Note 8)	2,735,000	2,670,000
Warrants (Note 9)	1,237,357	2,414,688

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for the three months ended March 31, 2009 because their effects were antidilutive. On March 31, 2008, the diluted weighted average shares outstanding included 66,678 common shares of warrant and 1,192,800 common shares of options.

5.      GAS PROCESSING PLANT

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

Our results of operations for the three months ended March 31, 2009 include the operating results of the Plant, but our results of operations for the three months ended March 31, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Three Months Ended March 31,
2008
Operating revenues	$5,248,928
Total operating expenses	$4,570,664
Earnings (loss) applicable to common stock	$459,090
Net earnings (loss) per share — basic	$0.01
Net earnings (loss) per share — diluted	$0.01

6.      DEBT:

Debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008

Promissory notes dated December 23, 2008 (a)	$1,050,000	$1,050,000
Convertible Promissory notes dated January and March 2009(b)	850,000	—
Bank of Oklahoma loan (c)	6,547,847	6,697,847
	8,447,847	7,747,847
Less current portion of long term debt	(600,000)	(600,000)
Less discount on promissory notes relating to loan fees	(117,668)	(128,398)
	$7,730,179	$7,019,449

(a)   The Company issued four promissory notes totaling $1,050,000 during December 2008 with maturity dates in December 2011. The notes may be repaid at any time without penalty. The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears. The principal amount and accrued and unpaid interest are due and payable on December 23, 2011. In connection with the notes, the Company paid loan origination fees totaling $6,000 and granted three-year exercisable warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share. We also issued 150,000 warrants as a finder’s fee. The fair value of the warrants on the dates of issuance, $122,764 and the $6,000 of loan origination fees, was recorded as a debt discount and is being amortized over the life of the promissory note. As of March 31, 2009, the unamortized debt discount was $117,668.

(b)   During the three months ended March 31, 2009 the Company borrowed $850,000 pursuant to five separate three-year loans which were convertible into a newly designated class of preferred stock of GeoPetro, Series B Convertible Preferred Stock (the “Series B Preferred Stock”).  Subsequent to March 31, 2009, we issued an additional $1,000,000 of these instruments.  The $1,850,000 in loans converted into Series B Preferred Stock on April 30, 2009.  The convertible loans have maturity dates in January and March of 2012.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest are due and payable on January and March 2012.  The number of shares that were issuable under the convertible notes outstanding as of March 31, 2009 is calculated by a formula that determines the number of shares to be issued based upon the price of the preferred shares upon conversion and the amount of principal and accrued interest outstanding.  Upon implementation of EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, management determined that the conversion feature qualified as a derivative resulting in the fair market value to be recorded as a liability.  The fair market value of the conversion feature was deemed to be immaterial of March 31, 2009 and therefore no liability is recorded.

(C)   Effective December 31, 2008, the Company assumed $7,697,847 of Madisonville Gas Processing LP’s (“MGP”) bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”) via a (i) $1 million cash payment applied directly towards debt principal reduction, and (ii) a refinancing by GeoPetro of the $6,697,847 remaining balance in the form of a 3 year Amended and Restated Term Loan Agreement with the lender, Bank Oklahoma (“BOK”).  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or Libor plus 5.5% at the option of the Company. At March 31, 2009, the interest rate was 6.674% (LIBOR + 5.5%).  Additional principal will be payable upon GeoPetro meeting certain net operating cash flow thresholds during the three year term of the loan.  The loan is secured by a first lien on the Madisonville Midstream Plant and all of the Company’s proved natural gas reserves located at the Madisonville Project.  In addition, GeoPetro has agreed to pay, at the time the loan is repaid in full, a loan origination fee of $60,000 for any annual period during which the loan principal remains outstanding.  There is no prepayment penalty.  The Amended and Restated Term Loan Agreement contains customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $35,000,000.

7.      INCOME TAXES:

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

The effective tax rate for the three month period ended March 31, 2009 was 0%, and for the year ended December 31, 2008 is (7.9) percent, and differs from statutory rates primarily due to changes in the valuation allowance.

8.      COMMON STOCK OPTIONS:

There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2008. The options outstanding as of March 31, 2009 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
1,750,000	1,750,000	2.10	4.17
150,000	60,000	3.85	2.04
10,000	8,000	4.25	0.76
815,000	—	4.28	4.24
10,000	6,000	6.25	1.19
2,735,000	1,824,000

The total intrinsic value of options outstanding was approximately $0 and $2,875,000 at March 31, 2009 and 2008 respectively. The intrinsic value for exercisable options was $0 and $2,640,500 at March 31, 2009 and 2008, respectively.

As of March 31, 2009, there are 1,824,000 options which are exercisable. The remaining 911,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $1,614,012.

9.      COMMON STOCK WARRANTS:

On March 31, 2009, the Company extended the expiration date on a warrant to purchase 100,000 shares of common stock (exercisable at $5.25 per share) to March 31, 2014.  The fair value of the warrant extension of $215,039 was recorded to common stock and offset additional paid in capital.

On February 23, 2009, the Company issued 50,000 shares of the common stock warrants to a non-related party expiring February 22, 2012 with a strike price of $1.00 per share. Warrants granted shall vest according the following schedule: 25% immediately; 25% at the three month anniversary of the signing of the agreement; 25% at the six month anniversary of the signing of the agreement; and 25% at the nine month anniversary of the signing of the agreement. The grant-date fair value of the warrants amounted to $8,106, using the Black-Scholes valuation method, which is recognized in general and administrative expense on our consolidated statement of operations ratably over the requisite service period as defined by the vesting schedule above.

10.    COMMITMENTS AND CONTINGENCIES:

There are no material changes to commitments and contingencies from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2008.

11.    SUBSEQUENT EVENTS:

During the three months ended March 31, 2009 we borrowed $850,000 pursuant to five separate three year loans which were convertible into a newly designated class of preferred stock of GeoPetro, Series B Convertible Preferred Stock (the “Series B Preferred Stock”).  The $850,000 in loans converted into Series B Preferred Stock on April 30, 2009, along with an additional $1,000,000 which was advanced during April for a total subscription in the private placement to date of 2,466,672 shares for a purchase price of $0.75 per share and an aggregate investment of $1,850,000. The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion.

On April 10, 2009, the Company extended the date of expiration on 114,000 warrants to December 15, 2011.

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

Results of Operations

The financial information with respect to the three months ended March 31, 2009 and 2008 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$876,068	$2,142,598
Plant operating expense	1,044,772	—
Lease operating expense	300,879	343,823
General and administrative	848,938	715,423
Net profits expense	—	228,061
Depreciation and depletion expense	310,086	534,430
Earnings (loss) from operations	(1,628,607)	320,861
Net income (loss)	(1,857,403)	344,126

Revenue and Operating Trends in 2009

We developed an onsite plan to treat and remove impurities from the Madisonville Project natural gas in order to meet pipeline-quality specifications. The Madisonville Project is located in East Texas. In 2003, the construction and installation of a natural gas treatment plant with a designed capacity of 18 million cubic feet of gas per day (“MMcf/d”) and associated pipeline and gathering facilities were completed. The treatment plant and associated gathering facilities were owned by an unaffiliated third party.

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

During 2008, MGP analyzed various options for removing the diamondoids; however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant (the “Plant”) and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We expect to complete installation of the system modifications required in the plant in 2009.  In the meantime, the existing, in service portion of the plant continues to operate with an effective capacity of approximately 15 MMcf/d of inlet gas.

While there can be no assurance we will be successful, our goal is to make the necessary upgrades to the acquired gas treatment plant and increase the production rates from our wells which may result in higher net production and increased revenue during the later quarterly periods in 2009 as compared to the first quarter of 2009. To accomplish the plant upgrades, we will need to raise capital in 2009. Due to the tight credit markets and persisting weakness in the stock market, funds may not be available, or may not be available on favorable terms.

During the three months ended March 31, 2009, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices.   In order to address this shortfall, we are implementing immediate measures to increase production volumes and reduce operating expenses. We plan to utilize idle equipment and implement operating efficiencies in the Plant to reduce the Plant inlet pressure. Preliminary test results suggest this change in pressure has the potentional to increase the combined production from the Magness #1 and Fannin #1 wells from current levels. This measure is expected to be completed during the second quarter. In addition, subject to capital availability, we subsequently plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to realize both intermediate and long term cost and operating efficiencies by consolidating the upstream and midstream portions of Madisonville under common ownership. Prior to the consolidation, MGP and GeoPetro employed a combined total of 30 persons, whereas subsequent to the consolidation, GeoPetro and MM now employ a combined total of 21 persons, representing a net reduction of 9 persons (30% of the combined pre-consolidation workforce). Despite the challenges of the current environment, we accomplished the necessary goal of vertically integrating our position in the Madisonville field.  We continue to explore other longer term cost saving and efficiency measures in the Plant.

Industry Overview for the three months ended March 31, 2009

The first quarter of 2009 saw weaker natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of March 31, 2009, was $3.37 per Mcf versus $5.25 per Mcf as of December 31, 2008.  Natural gas prices have been very volatile during 2008 and early 2009 due to supply concerns earlier in 2008, and more recently due to recession concerns arising from the current global financial crisis and a resultant decline in demand for natural gas.

Company Overview for the three months ended March 31, 2009

Our net loss after taxes for the quarter ended March 31, 2009 was $1,857,403. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through March 31, 2009 of $14,043,017. Commencing in May 2003, we placed our Madisonville Project into production. All of our oil and natural gas sales for the quarter ended March 31, 2009 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the three months ended March 31, 2009 and 2008

During the three months ended March 31, 2009, we had gross natural gas revenues from the treatment plant of $827,736 and revenues from treating third party gas in the Plant of $48,332. Our gross production from our wells was 253,590 Mcf (production net of royalties of 183,346 Mcf) of natural gas at an average price of $3.26 per Mcf. During the three months ended March 31, 2008, we had net oil and natural gas revenues of $2,142,598. Our net production for the three months ended March 31, 2008 was 450,650 Mcf at an average price of $4.75 per Mcf. Revenues decreased in the three months ended March 31, 2009 as compared to the prior year period due to lower natural gas prices and 59% lower net production volumes. Net natural gas prices were approximately 31% lower for the three months ended March 31, 2009 versus the same period in 2008.  The average natural gas price of $4.75 per Mcf for the 2008 period was net of treating, gathering, marketing and transportation fees in accordance with our contracts with MGP and Gateway ADAC Pipeline, LLC.  The contracts that were in place with MGP were terminated as of December 31, 2008.

Prior to December 31, 2008, revenue was recognized upon delivery of oil and gas production and was shown net of applicable royalty payments, as well as marketing, processing and transportation fees. As indicated in the preceding paragraph, the Company recognized revenue from the Madisonville Field net of applicable fees to gather, treat and transport the Company’s natural gas production. The applicable fees were paid to unrelated third parties.  On December 31, 2008, the Company completed the acquisition of the Plant from MGP. Going forward and commencing with the first quarter ended March 31, 2009, revenue is being recognized without the netting of applicable royalty payments, as well as marketing, processing and transportation fees since we have acquired the Plant. For all periods presented, revenue from the Madisonville Field is recognized when the price for gas delivered became fixed and determinable.

Our results of operations for the three months ended March 31, 2009 include the operating results of the Plant, but our results of operations for the three months ended March 31, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes to the financial statements included else-where in this document as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Three Months Ended March 31,
2008
Operating revenues	$5,248,928
Total operating expenses	$4,570,664
Earnings (loss) applicable to common stock	$459,090
Net earnings (loss) per share — basic	$0.01
Net earnings (loss) per share — diluted	$0.01

During the three months ended March 31, 2009, we incurred plant operating expenses of $1,044,772. Our average plant operating cost for the 2009 period was $3.79 per Mcf on gross throughput of 275,549 Mcf. We purchased the gas treatment plant effective on December 31, 2008, thus there was no plant operating expense for the comparable 2008 period.

During the three months ended March 31, 2009, we incurred lease operating expense of $300,879. Our net average lifting cost for the 2009 period was $1.64 per Mcf. During the three months ended March 31, 2008, we incurred lease operating expense of $343,823. Our net average lifting cost for the 2008 period was $0.76 per Mcf. The average lifting cost per Mcf in 2009 was higher due to lower net production volume, over which we apply the fixed component of lease operating expense.

During the three months ended March 31, 2009, we incurred no net profits interest expense associated with the Magness, the Fannin, and the Mitchell wells as compared to $228,061 during the three months ended March 31, 2008. The decrease resulted from lower gas prices in the three months ended March 31, 2009 versus 2008. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the three months ended March 31, 2009 were $848,938 compared to $715,423 for the three months ended March 31, 2008. This represents a $133,515 or 19% increased over the prior year period. The higher G&A expense incurred in 2009 was due primarily to costs associated with increased audit fees and the amortization of stock compensation expense associated with the newly issued options in June 2008.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended March 31, 2009 was $310,086 as compared to $534,430 in the same period of 2008, which amounts primarily represent amortization of the oil and gas properties for the three months ended March 31, 2009 and 2008, respectively. The 42% decrease was due to lower net production in the three months ended March 31, 2009.

Loss from operations totaled $1,628,607 for the three months ended March 31, 2009 as compared to income from operations of $320,861 for the three months ended March 31, 2008. The increase in the loss from operations was due primarily to lower gas prices, lower production volume, and higher expenses.

Other income for the three months ended March 31, 2009 and 2008 consisted of interest income in the amount of $3,643 and $30,065, respectively. Interest income decreased due primarily to lower average cash and cash equivalent balances because of treatment plant purchased in December 31, 2008.

During the three months ended March 31, 2009 and 2008, we incurred interest expense of $232,439 and $0, respectively. We borrowed funds in late December 2008 and the first quarter of 2009 related to the plant acquisition and working capital requirements. There were no borrowings outstanding in the first quarter of 2008.

Net loss before taxes for the three months ended March 31, 2009 was $1,857,403 as compared to net income before taxes of $350,926 for the three months ended March 31, 2008. The net loss incurred during the three months ended March 31, 2009 was primarily due to weaker gas prices, lower production volumes and expenses associated with the gas treatment plant.

Income tax expense for the three months ended March 31, 2009 was $0 compared to $6,800 in the same period of 2008. The income tax expense in 2008 was due to alternative minimum tax incurred in the first quarter of 2008.

Recent Developments

During the three months ended March 31, 2009 we borrowed $850,000 pursuant to five separate three year loans which were convertible into a newly designated class of preferred stock of GeoPetro, Series B Convertible Preferred Stock (the “Series B Preferred Stock”).  The $850,000 in loans converted into Series B Preferred Stock on April 30, 2009, along with an additional $1,000,000 which was advanced during April for a total subscription in the private placement to date of 2,466,672 shares for a purchase price of $0.75 per share and an aggregate investment of $1,850,000. The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion.

Liquidity and Capital Resources

We had a working capital deficit of $3,575,449 at March 31, 2009 versus $2,151,652 at December 31, 2008. Our working capital decreased during three months ended March 31, 2009 due primarily to weaker gas prices and lower production.

We have historically financed our business activities through March 31, 2009 principally through issuances of common shares, promissory notes and common share purchase warrants in private placements and an initial public offering. These financings are summarized as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Proceeds from promissory notes	$850,000	—
Repayment of promissory notes	(150,000)	—

Net cash provided by financing activities	$700,000	$—

The net proceeds of our equity financings have been primarily invested in oil and natural gas properties totaling $482,021 and $2,211,876 for the three months ended March 31, 2009 and 2008, respectively.

Our cash balance at March 31, 2009 was $270,615 compared to a cash balance of $770,779 at December 31, 2008. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2008	$770,779
Sources of cash:
Cash provided by financing activities	700,000
Total sources of cash including cash on hand	1,470,779

Uses of cash:
Cash used in operating activities	(684,443)
Cash used in investing activities:
Oil and natural gas property expenditures	(482,021)
Gas treatment plant	(33,700)
Total uses of cash	(1,200,164)

Cash balance at March 31, 2009	$270,615

During first quarter of 2009, we raised $850,000 from convertible loans from accredited investors, each having the following terms:  (i) 8% annual simple interest payable quarterly in arrears, (ii) principal and any unpaid outstanding interest shall be payable at the end of three years, (iii) subordinated to the Bank of Oklahoma loan and (iv) unsecured.  The promissory notes converted to Preferred Stock Series B effective April 30, 2009.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future. See “Outlook for 2009” for a description of our expected capital expenditures for 2009. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds pursuant to short and long term promissory notes to finance our activities.

As of March 31, 2009, we have a working capital deficit of $3,575,449, and for the three months ended, our cash used in operating activities amounted to $684,443.  Further, we estimate our minimum investment needs during the remainder of 2009 amount to be $4,500,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field.  Due to the current natural gas commodity price environment, our results of natural gas operations amounted to a deficit of $469,583 for the three months ended March 31, 2009.  Further, we have debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2009 and future periods.  Exploratory and developmental drilling is scheduled during 2009 and future periods on our undeveloped properties.  Subsequent to March 31, 2009, we have raised an additional $1,000,000 in convertible notes that were converted into our Series B Preferred Stock, and we potentially plan to sell idle equipment from our natural gas processing plant.  In addition to these items, we need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

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

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes to our contractual obligations since December 31, 2008 except the borrowings described in “Recent Developments”.

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2009, our off-balance sheet arrangements and transactions include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2009

Depending on capital availability, we are forecasting capital spending of up to approximately $7.5 million during the year 2009, allocated as follows:

1         Madisonville Project, Madison County, Texas — Approximately $6.1 million may be expended in the Madisonville Field area as follows: $3 million for capital maintenance and repair on new gas treatment plant; $2 million toward the fracture stimulation and hook up costs of the Wilson Well; $500,000 for the Mitchell well workover; $300,000 for lowering the line pressure; and $300,000 for lease acquisitions.

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

GeoPetro anticipates significantly lower average natural gas prices in 2009 compared to 2008. This will likely have a material negative impact on our cash flow and revenues.

Changing prices have had a significant impact on costs of drilling and completing wells, particularly in the Madisonville Field area where we are currently the most active. The estimated cost of drilling and completing a Rodessa formation well at approximately 12,300 feet of depth has increased from $3.0 million in 2001 to $7.5 million in 2008 due to higher costs associated with tubular goods, well equipment, and day rates for drilling contracts, among other factors. These higher costs have impacted and will continue to impact our income from operations in the form of higher depletion expense.  We have not recently updated our cost estimates for drilling these wells but expect that current costs are lower than those prevailing in 2008.

Critical Accounting Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2008 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that face participants in the U.S., Canadian and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of the principal risks faced by us.

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

Hedging. We did not enter into any hedging transactions during the three months ended March 31 2009 and 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the first quarter ended March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, referred to as our 2008 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2008 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

During first quarter of 2009, we raised $850,000 by issuing convertible promissory notes to accredited investors, each having the following terms:  (i) 8% annual simple interest payable quarterly in arrears, (ii) principal and any unpaid outstanding interest shall be payable at the end of three years, (iii) subordinated to the BOK loan and (iv) be unsecured.  The promissory notes converted to Preferred Stock Series B effective April 30, 2009.  The Company issued the convertible promissory notes in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder. The Company relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the investors, including the representations with respect to the investors’ status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act, and the their investment intent with respect to the Shares purchased.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 4,301,355 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced on in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $12,267,006, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California and Indonesian prospects.

If less than the $12,267,006 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

1.       Alaska Cook Inlet Project, up to approximately $2.0 million will be expended for the drilling of pilot program wells.

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

4.5 (6)	Placement Agent Warrant dated August 13, 2007

5.1 (6)	Opinion of Greene Radovsky Maloney Share & Hennigh LLP

10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000

10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997

10.4 (2)	Exploration Permit#408, Dated July 2, 1997

10.5 (2)	Madisonville Field Development Agreement Dated August 1, 2005

10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005

10.7 (2)†	The 2001 Stock Incentive Plan

10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan

10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006

10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated September 15, 2000, May 12, 2003 and January 1, 2005

10.11 (2)†	J. Chris Steinhauser Employment Agreement, Dated September 19, 2000 and amendments dated December 12, 2002 and January 1, 2005

10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004

10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.

10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006

10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007

10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007

10.23 (7)†	Third Amendment to J. Chris Steinhauser Employment Agreement dated December 18, 2007

10.24 (1)†	Employment Agreement with J. Chris Steinhauser dated April 27, 2009

10.25 (1)†	Sixth Amendment to David Creel Employment Agreement dated April 28, 2009

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

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

†           Indicates a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2009.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Chris Steinhauser
J. Chris Steinhauser
Vice President of Finance and
Chief Financial Officer, Principal
Accounting Officer and Director