Form 10-Q
period 2009-06-30
GEOPETRO RESOURCES CO
filed 2009-08-10
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 34,284,646 shares of no par value common stock outstanding on August 10, 2009.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$330,953	$770,779
Trade accounts receivable—natural gas sales	507,928	4,266
Accounts receivable—other	20,000	35,107
Prepaid expenses	102,302	212,938
Total current assets	961,183	1,023,090

Oil and gas properties, at cost (full cost method):
Unproved properties	10,847,395	10,500,498
Proved properties	48,557,930	48,346,939
Gas processing plant, at cost	11,301,886	10,707,982
Less—accumulated depletion, depreciation, and impairment	(17,239,183)	(16,522,304)
Net oil and gas properties	53,468,028	53,033,115

Furniture, fixtures and equipment, at cost, net of depreciation	2,752	12,364
Other assets—deposits and other noncurrent assets	16,127	7,436
Total Assets	$54,448,090	$54,076,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$2,331,187	$1,137,432
Current portion of long term notes payable	900,000	600,000
Due to related party	100,000	—
Interest payable	136,069	1,479
Dividends payable	24,712	—
Production taxes payable	218,836	311,168
Other taxes payable	7,019	20,833
Royalty owners payable	1,093,960	1,103,830
Total current liabilities	4,811,783	3,174,742

Long Term Notes Payable	7,086,179	7,019,449
Asset Retirement Obligations	61,983	59,099
Total Liabilities	11,959,945	10,253,290

Commitments and Contingencies (Notes 2 and 8)	—	—

Shareholders’ Equity:
Series B preferred stock, no par value; 6,800,000 shares authorized 2,466,670 shares issued and outstanding at June 30, 2009. Liquidation preference of $1,874,712 at June 30, 2009.	1,850,000	—
Common stock, no par value; 100,000,000 shares authorized; 34,284,646 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	53,397,733	53,397,733
Additional paid-in capital	2,832,324	2,610,596
Accumulated deficit	(15,591,912)	(12,185,614)
Total shareholders’ equity	42,488,145	43,822,715

Total Liabilities and Shareholders’ Equity	$54,448,090	$54,076,005

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008

Revenues:
Natural gas plant sales	$1,070,202	$—	$1,946,270	$—
Oil and gas sales	—	2,650,992	—	4,793,590
Total revenues	1,070,202	2,650,992	1,946,270	4,793,590

Costs and expenses:
Plant operating expense	1,308,367	—	2,353,139	—
Lease operating expense	83,535	646,559	384,414	990,382
General and administrative	616,655	604,090	1,465,593	1,319,513
Net profits interest	—	260,868	—	488,929
Impairment expense	—	63,766	—	63,766
Depreciation and depletion expense	416,405	448,305	726,491	982,735
Total costs and expenses	2,424,962	2,023,588	4,929,637	3,845,325

Income (loss) from operations	(1,354,760)	627,404	(2,983,367)	948,265

Other Income and (Expense):

Interest expense	(167,907)	—	(400,346)	—
Interest income	330	17,803	3,973	47,868
Total other income (expense)	(167,577)	17,803	(396,373)	47,868

Net Income (Loss) Before Taxes	(1,522,337)	645,207	(3,379,740)	996,133

Income tax expense	(1,845)	(8,495)	(1,845)	(15,295)

Net Income (Loss)After Taxes	(1,524,182)	636,712	(3,381,585)	980,838

Dividend	(24,712)	—	(24,712)	—

Net Income (Loss) Available to Common Shareholders	$(1,548,894)	$636,712	$(3,406,297)	$980,838

Earnings (Loss) per Share:
Basic	$(0.05)	$0.02	$(0.10)	$0.03
Diluted	$(0.05)	$0.02	$(0.10)	$0.03

Weighted Average Number of Common Shares Outstanding:
Basic	34,284,646	32,503,168	34,284,646	32,227,069
Diluted	34,284,646	33,139,460	34,284,646	33,174,998

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities:

Net income (loss)	$(3,381,585)	$980,838
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	726,491	982,735
Share-based compensation expense	201,468	60,711
Non-cash interest expense	21,990	—
Impairment expense	—	63,766
Accretion of discount on asset retirement obligations	2,307	2,098
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	(503,662)	87,581
Other assets	117,052	173,625
Current liabilities	671,924	604,801
Net cash provided by (used in) operating activities	(2,144,015)	2,956,155

Cash Flows from Investing Activities:

Additions to oil and gas properties	(557,311)	(3,106,227)
Additions to gas treatment plant	(53,500)	—
Acquisition of furniture, fixtures & equipment	—	(1,701)
Net cash used in investing activities	(610,811)	(3,107,928)

Cash Flows from Financing Activities:

Proceeds from sale of common shares, option and warrant exercises, net	—	375,000
Proceeds from sale of preferred stock Series B	1,850,000	—
Proceeds from promissory notes	765,000	—
Repayments of notes payable	(300,000)	—
Net cash provided by financing activities	2,315,000	375,000

Net Increase (Decrease) in Cash and Cash Equivalents:	(439,826)	223,227

Cash and Cash Equivalents:
Beginning of period	770,779	4,294,565
End of period	$330,953	$4,517,792

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$379,355	$—

Cash paid for income taxes	$1,845	$15,295

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

Change in Accounting Method and Basis of Presentation - Revenue Recognition—Prior to December 31, 2008, revenue was recognized upon delivery of oil and gas production and was shown net of applicable royalty payments, as well as processing, gathering, transportation and marketing fees. The Company recognized revenue from the Madisonville Field net of applicable fees to gather, treat, transport and market the Company’s natural gas production. The applicable fees were paid to unrelated third parties.  On December 31, 2008, the Company completed the acquisition of the Plant from MGP. As of January 1, 2009, revenue is being recognized without the netting of applicable royalty payments, as well as processing, gathering, transportation and marketing fees since we have acquired the Plant. For all periods presented, revenue from the Madisonville Field is recognized when the price for gas delivered became fixed and determinable.

Impairment of Oil and Gas Properties—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  We recognized no impairment of evaluated properties at June 30, 2009.

2.     LIQUIDITY:

As of June 30, 2009, we have a working capital deficit of $3,850,600, and for the six months ended, our cash used in operating activities amounted to $2,144,015.  We estimate our minimum investment needs during the remainder of 2009 amount to $4,500,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field.  Our results of natural gas operations amounted to a deficit of $791,283 for the six months ended June 30, 2009.  Further, we have debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2009 and future periods.  Exploratory and developmental drilling is scheduled during 2009 and future periods on our undeveloped properties.  During the six months ended June 30, 2009, we raised $850,000 in convertible notes that were converted into our Series B Preferred Stock on April 30, 2009, raised another $1,000,000 in our Series B

Preferred Stock, and issued $765,000 in promissory notes. We potentially plan to sell idle equipment from our natural gas processing plant.  In addition to these items, we need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

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

On June 30, 2009, we adopted Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the our results, cash flow or financial position as  management already followed a similar approach prior to the adoption of this standard.

4.     EARNINGS (LOSS) PER COMMON SHARE:

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	For the six months ended
	June 30, 2009	June 30, 2008
Stock options (Note 8)	2,720,000	2,740,000
Warrants (Note 9)	1,316,357	2,381,355
Convertible Preferred Stock, Series B	2,466,670	—

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the six months ended June 30, 2009 because their effects were antidilutive. On June 30, 2008, the diluted weighted average shares outstanding included 58,703 common shares of warrants and 889,226 common shares of options.

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

Our results of operations for the six months ended June 30, 2009 include the operating results of the Plant, but our results of operations for the six months ended June 30, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Six Months Ended June 30, 2008
Operating revenues	$10,752,180
Total operating expenses	$9,359,018
Earnings applicable to common stock	$1,005,389
Net earnings per share — basic	$0.03
Net earnings per share — diluted	$0.03

6.     DEBT:

Debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Promissory notes dated December 23, 2008 (a)	$1,050,000	$1,050,000
Promissory notes dated May 2009(b)	365,000	—
Promissory notes dated June 2009(c)	300,000	—
Promissory notes dated June 2009(d)	100,000	—
Bank of Oklahoma loan (e)	6,397,847	6,697,847
	8,212,847	7,747,847
Less current portion of long term debt	(1,000,000)	(600,000)
Less discount on promissory notes relating to loan fees	(126,668)	(128,398)
	$7,086,179	$7,019,449

(a)   The Company issued four promissory notes totaling $1,050,000 during December 2008 with maturity dates in December 2011. The notes may be repaid at any time without penalty. The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears. The principal amount and accrued and unpaid interest are due and payable on December 23, 2011. In connection with the notes, the Company paid loan origination fees totaling $6,000 and granted three-year exercisable warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share. We also issued 150,000 warrants as a finder’s fee. The fair value of the warrants on the dates of issuance, $122,764 and the $6,000 of loan origination fees, was recorded as a debt discount and is being amortized over the life of the promissory note. As of June 30, 2009, the unamortized debt discount was $106,937.

(b)   During the six months ended June 30, 2009 the Company borrowed $365,000 pursuant to two separate three-year loans. The notes have maturity dates in May 2012.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest are due and payable on May 2012.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 36,500 Common Shares warrants at $1.00 per share. The fair value of the warrants on the dates of issuance, $12,724, was recorded as a debt discount and is being amortized over the life of the promissory note. As of June 30, 2009, the unamortized debt discount was $12,194.

(c)   In June 2009 the Company borrowed $300,000 pursuant to two separate one-year loans. The two notes have maturity dates in May 2010.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest are due and payable on May 2010.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 30,000 Common Shares warrants at $1.00 per share. The fair value of the warrants on the dates of issuance, $7,537, was recorded as a debt discount and is being amortized over the life of the promissory note. As of June 30, 2009, the unamortized debt discount was $7,537.

(d)   In June 2009 the Company borrowed $100,000 from a related party. The note is payable on demand.  The note bears an annual rate of eight percent (8%), with such interest payable at maturity.

(e)   Effective December 31, 2008, the Company assumed $7,697,847 of Madisonville Gas Processing LP’s (“MGP”) bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”) via a (i) $1 million cash payment applied directly towards debt principal reduction, and (ii) a refinancing by GeoPetro of the $6,697,847 remaining balance in the form of a 3 year Amended and Restated Term Loan Agreement with the lender, Bank Oklahoma (“BOK”).  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or Libor plus 5.5% at the option of the Company. At June 30, 2009, the interest rate was 6.54% (LIBOR + 5.5%).  Additional principal will be payable upon GeoPetro meeting certain net operating cash flow thresholds during the three year term of the loan.  The loan is secured by a first lien on the Madisonville Midstream Plant and all of the Company’s proved natural gas reserves located at the Madisonville Project.  In addition, GeoPetro has agreed to pay, at the time the loan is repaid in full, a loan origination fee of $60,000 for any annual period during which the loan principal remains outstanding.  There is no prepayment penalty.  The Amended and Restated Term Loan Agreement contains customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $35,000,000.

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

The effective tax rate for the six month period ended June 30, 2009 was 0%, and for the year ended December 31, 2008 is (7.9) percent, and differs from statutory rates primarily due to changes in the valuation allowance.

8.     COMMON STOCK OPTIONS:

There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2008 except the following.

On June 26, 2009, the Company granted a total of 60,000 options to four non-management directors. The weighted average fair value of options granted as calculated under the Black-Scholes pricing model was $0.33 per share with the following weighted-average assumptions: risk-free, weighted-average interest rate of 2.53 percent based on the U.S. Treasury yield curve in effect at the time of grant, expected dividend yield of 0 percent, expected life of 5 years from the date of grant, and expected volatility of 113 percent.

On April 27, 2009. the Company reduced the option price previously granted to an officer from $2.10 per share to $1.00 per share based on the new employment agreement. The fair value of the repricing options was insignificant.

The options outstanding as of June 30, 2009 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
210,000	150,000	1.00	4.76
1,600,000	1,600,000	2.10	3.93
150,000	90,000	3.85	1.79
10,000	8,000	4.25	0.51
740,000	148,000	4.28	4.00
10,000	8,000	6.25	0.94
2,720,000	2,004,000

The total intrinsic value of options outstanding was approximately $0 and $3,366,500 at June 30, 2009 and 2008 respectively. The intrinsic value for exercisable options was $0 and $3,309,100 at June 30, 2009 and 2008, respectively.

As of June 30, 2009, there are 2,004,000 options which are exercisable. The remaining 716,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $1,401,056.

9.     COMMON STOCK WARRANTS:

On April 10, 2009, the Company extended the expiration date on a warrant to purchase 114,000 shares of common stock (exercisable at $3.50 per share) to December 15, 2011.  The fair value of the warrant extension was insignificant.

On March 31, 2009, the Company extended the expiration date on a warrant to purchase 100,000 shares of common stock (exercisable at $5.25 per share) to March 31, 2014.  The fair value of the warrant extension was insignificant.

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

Results of Operations

The financial information with respect to the six months ended June 30, 2009 and 2008 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Six Months Ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$1,946,270	$4,793,590
Plant operating expense	2,353,139	—
Lease operating expense	384,414	990,382
General and administrative	1,465,593	1,319,513
Net profits expense	—	488,929
Impairment expense	—	63,766
Depreciation and depletion expense	726,491	982,735
Earnings (loss) from operations	(2,983,367)	948,265
Net income (loss)	(3,381,585)	980,838
Net income (loss) attributable to common shareholders	(3,406,297)	980,838

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

During 2008, MGP analyzed various options for removing the diamondoids; however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant (the “Plant”) and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We anticipate completing installation of the system modifications required in the plant in 2009 or in 2010.  In the meantime, the existing, in service portion of the plant continues to operate with an effective capacity of approximately 15 MMcf/d of inlet gas.

While there can be no assurance we will be successful, our goal is to make the necessary upgrades to the acquired gas treatment plant and increase the production rates from our wells which may result in higher net production and increased revenue during the later quarterly periods in 2009 as compared to the six months ended June 30, 2009. To accomplish the plant upgrades, we will need to raise capital in 2009. Due to the tight credit markets and persisting weakness in the stock market, funds may not be available, or may not be available on favorable terms.

During the six months ended June 30, 2009, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices.   In order to address this shortfall, we are implementing immediate measures to increase production volumes and reduce operating expenses. We utilized idle equipment and implemented operating efficiencies in the Plant to reduce the Plant inlet pressure in June 2009. This measure increases the combined production from the Magness #1 and Fannin #1 wells from current levels. In addition, subject to capital availability, we subsequently plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to realize both intermediate and long term cost and operating efficiencies by consolidating the upstream and midstream portions of Madisonville under common ownership. Prior to the consolidation, MGP and GeoPetro employed a combined total of 30 persons, whereas subsequent to the consolidation, GeoPetro and MM now employ a combined total of 21 persons, representing a net reduction of 9 persons (30% of the combined pre-consolidation workforce). Despite the challenges of the current environment, we accomplished the necessary goal of vertically integrating our position in the Madisonville field.  We continue to explore other longer term cost saving and efficiency measures in the Plant.

Industry Overview for the six months ended June 30, 2009

The six months ended June 30, 2009 saw weaker natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of June 30, 2009, was $3.88 per Mcf versus $5.25 per Mcf as of December 31, 2008.  Natural gas prices have been very volatile during 2008 and early 2009 due to supply concerns earlier in 2008, and more recently due to recession concerns arising from the current global financial crisis and a resultant decline in demand for natural gas.

Company Overview for the six months ended June 30, 2009

Our net loss after taxes for the six months ended June 30, 2009 was $3,381,585. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through June 30, 2009 of

$15,591,912. Commencing in May 2003, we placed our Madisonville Project into production. All of our oil and natural gas sales for six months ended June 30, 2009 were derived from our Madisonville Project, from three producing wells, the Magness #1 well (the “Magness Well”), the Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the three months ended June 30, 2009 and 2008

During the three months ended June 30, 2009, we had gross natural gas revenues from the treatment plant of $1,039,739 and revenues from treating third party gas in the Plant of $30,463. Our gross production from our wells was 357,276 Mcf (production net of royalties of 257,931 Mcf) of natural gas at an average price of $2.91 per Mcf. During the three months ended June 30, 2008, we had net oil and natural gas revenues of $2,650,992. Our net production for the three months ended June 30, 2008 was 374,534 Mcf at an average price of $7.08 per Mcf. Revenues decreased in the three months ended June 30, 2009 as compared to the prior year period due to lower natural gas prices and 31% lower net production volumes. Net natural gas prices were approximately 59% lower for the three months ended June 30, 2009 versus the same period in 2008.  The average natural gas price of $7.08 per Mcf for the 2008 period was net of treating, gathering, marketing and transportation fees in accordance with our contracts with MGP and Gateway ADAC Pipeline, LLC.  The contracts that were in place with MGP were terminated as of December 31, 2008.

Prior to December 31, 2008, revenue was recognized upon delivery of oil and gas production and was shown net of applicable royalty payments, as well as processing, gathering, transportation and marketing fees. As indicated in the preceding paragraph, the Company recognized revenue from the Madisonville Field net of applicable fees to treat, gather, transport and market the Company’s natural gas production. The applicable fees were paid to unrelated third parties.  On December 31, 2008, the Company completed the acquisition of the Plant from MGP. Commencing January 1, 2009, revenue is being recognized without the netting of applicable royalty payments, as well as processing, gathering, transportation and marketing fees since we have acquired the Plant. For all periods presented, revenue from the Madisonville Field is recognized when the price for gas delivered became fixed and determinable.

Our results of operations for the three months ended June 30, 2009 include the operating results of the Plant, but our results of operations for the three months ended June 30, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes to the financial statements included elsewhere in this document as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Three Months Ended June 30, 2008
Operating revenues	$5,503,252
Total operating expenses	$4,861,479
Earnings applicable to common stock	$473,174
Net earnings per share — basic	$0.01
Net earnings per share — diluted	$0.01

During the three months ended June 30, 2009, we incurred plant operating expenses of $1,308,367. Our average plant operating cost for the 2009 period was $3.57 per Mcf on gross throughput of 366,371 Mcf. We purchased the gas treatment plant effective on December 31, 2008, thus there was no plant operating expense for the comparable 2008 period.

During the three months ended June 30, 2009, we incurred lease operating expense of $83,535. Our net average lifting cost for the 2009 period was $0.32 per Mcf. During the three months ended June 30, 2008, we incurred lease operating expense of $646,559. Our net average lifting cost for the 2008 period was $1.73 per Mcf. The average lifting cost per Mcf in 2009 was lower due to cost cutting efforts and a reduction of ad valorem property taxes applicable to the wells.

During the three months ended June 30, 2009, we incurred no net profits interest expense associated with the Magness, the Fannin, and the Mitchell wells as compared to $260,868 during the three months ended June 30, 2008. The decrease resulted from lower gas prices and production volumes in the three months ended June 30, 2009 versus 2008. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the three months ended June 30, 2009 were $616,655 compared to $604,090 for the three months ended June 30, 2008. This represents a $12,565 or 2% increased over the prior year period. The higher G&A expense incurred in 2009 was due primarily to the amortization of stock compensation expense associated with the newly issued options in June 2008.

For the three months ended June 30, 2009, no impairment expense was incurred versus $63,766 for the same period of 2008.  The 2008 impairment write-downs were due to remaining cost of certain dry holes drilled on our Canadian oil and gas properties, which resulted in ceiling test write downs.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended June 30, 2009 was $416,405 as compared to $448,305 in the same period of 2008, which amounts primarily represent amortization of the oil and gas properties for the three months ended June 30, 2009 and 2008, respectively. The 7% decrease was due to lower net production in the three months ended June 30, 2009.

Loss from operations totaled $1,354,760 for the three months ended June 30, 2009 as compared to income from operations of $627,404 for the three months ended June 30, 2008. The increase in the loss from operations was due primarily to lower gas prices, lower production volume, and higher expenses.

Other income for the three months ended June 30, 2009 and 2008 consisted of interest income in the amount of $330 and $17,803, respectively. Interest income decreased due primarily to lower average cash and cash equivalent balances because of the acquisition of the gas treatment plant on December 31, 2008.

During the three months ended June 30, 2009 and 2008, we incurred interest expense of $167,907 and $0, respectively. We borrowed funds in late December 2008 and the first two quarters of 2009 related to the plant acquisition and working capital requirements. There were no borrowings outstanding in the three months ended June 30, 2008.

Net loss before taxes for the three months ended June 30, 2009 was $1,522,337 as compared to net income before taxes of $645,207 for the three months ended June 30, 2008. The net loss incurred during the three months ended June 30, 2009 was primarily due to weaker gas prices, lower production volumes and expenses associated with the gas treatment plant.

Income tax expense for the three months ended June 30, 2009 was $1,845 compared to $8,495 in the same period of 2008. The income tax expense in 2009 was due to the payment of the Texas Franchise tax and the 2008 income tax was due to alternative minimum tax incurred in the second quarter of 2008.

Comparison of Results of Operations for the six months ended June 30, 2009 and 2008

During the six months ended June 30, 2009, we had gross natural gas revenues from the treatment plant of $1,878,153 and revenues from treating third party gas in the Plant of $68,117. Our gross production from our wells was 610,866 Mcf (production net of royalties of 441,277 Mcf) of natural gas at an average price of $3.07 per Mcf. During the six months ended June 30, 2008, we had net oil and natural gas revenues of $4,793,590. Our net production for the six months ended June 30, 2008 was 825,184 Mcf at an average price of $5.81 per Mcf. Revenues decreased in the six months ended June 30, 2009 as compared to the prior year period due to lower natural gas prices and 47% lower net production volumes. Net natural gas prices were approximately 47% lower for the six months ended June 30, 2009 versus the same period in 2008.  The average natural gas price of $5.81 per Mcf for the 2008 period was net of treating, gathering, marketing and transportation fees in accordance with our contracts with MGP and Gateway ADAC Pipeline, LLC.  The contracts that were in place with MGP were terminated as of December 31, 2008.

Prior to December 31, 2008, revenue was recognized upon delivery of oil and gas production and was shown net of applicable royalty payments, as well as processing, gathering, transportation and marketing fees. As indicated in the preceding paragraph, the Company recognized revenue from the Madisonville Field net of applicable fees to treat, gather, transport and market the Company’s natural gas production. The applicable fees were paid to unrelated third parties.  On December 31, 2008, the Company completed the acquisition of the Plant from MGP. Commencing January 1, 2009, revenue is being recognized without the netting of applicable royalty payments, as well as processing, gathering, transportation and marketing fees since we have acquired the Plant. For all periods presented, revenue from the Madisonville Field is recognized when the price for gas delivered became fixed and determinable.

Our results of operations for the six months ended June 30, 2009 include the operating results of the Plant, but our results of operations for the six months ended June 30, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes to the financial statements included elsewhere in this document as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Six Months Ended June 30, 2008
Operating revenues	$10,752,180
Total operating expenses	$9,359,018
Earnings applicable to common stock	$1,005,389
Net earnings per share — basic	$0.03
Net earnings per share — diluted	$0.03

During the six months ended June 30, 2009, we incurred plant operating expenses of $2,353,139. Our average plant operating cost for the 2009 period was $3.71 per Mcf on gross throughput of 634,192 Mcf. We purchased the gas treatment plant effective on December 31, 2008, thus there was no plant operating expense for the comparable 2008 period.

During the six months ended June 30, 2009, we incurred lease operating expense of $384,414. Our net average lifting cost for the 2009 period was $0.87 per Mcf. During the six months ended June 30, 2008, we incurred lease operating expense of $990,382. Our net average lifting cost for the 2008 period was $1.20 per Mcf. The average lifting cost per Mcf in 2009 was lower due to cost cutting efforts and a reduction of ad valorem taxes applicable to the wells.

During the six months ended June 30, 2009, we incurred no net profits interest expense associated with the Magness, the Fannin, and the Mitchell wells as compared to $488,929 during the six months ended June 30, 2008. The decrease resulted from lower gas prices and production volumes in the six months ended June 30, 2009 versus 2008. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the six months ended June 30, 2009 were $1,465,593 compared to $1,319,513 for the six months ended June 30, 2008. This represents a $146,080 or 11% increase over the prior year period. The higher G&A expense incurred in 2009 was due primarily to the amortization of stock compensation expense associated with the newly issued options in June 2008.

For the six months ended June 30, 2009, no impairment expense was incurred versus $63,766 for the same period of 2008.  The 2008 impairment write-downs were due to remaining cost of certain dry holes drilled on our Canadian oil and gas properties, which resulted in ceiling test write downs.

Depreciation, depletion and amortization expense (“DD&A”) for the six months ended June 30, 2009 was $726,491 as compared to $982,735 in the same period of 2008, which amounts primarily represent amortization of the oil and gas properties for the six months ended June 30, 2009 and 2008, respectively. The 26% decrease was due to lower net production in the six months ended June 30, 2009.

Loss from operations totaled $2,983,367 for the six months ended June 30, 2009 as compared to income from operations of $948,265 for the six months ended June 30, 2008. The increase in the loss from operations was due primarily to lower gas prices, lower production volume, and higher expenses.

Other income for the six months ended June 30, 2009 and 2008 consisted of interest income in the amount of $3,973 and $47,868, respectively. Interest income decreased due primarily to lower average cash and cash equivalent balances because of the acquisition of the gas treatment plant in December 31, 2008.

During the six months ended June 30, 2009 and 2008, we incurred interest expense of $400,346 and $0, respectively. We borrowed funds in late December 2008 and the six months ended June 30, 2009 related to the plant acquisition and working capital requirements. There were no borrowings outstanding in the same period of 2008.

Net loss before taxes for the six months ended June 30, 2009 was $3,379,740 as compared to net income before taxes of $996,133 for the six months ended June 30, 2008. The net loss incurred during the six months ended June 30, 2009 was primarily due to weaker gas prices, lower production volumes and expenses associated with the gas treatment plant.

Income tax expense for the six months ended June 30, 2009 was $1,845 compared to $15,295 in the same period of 2008. The income tax expense in 2009 relates to the Texas Franchise tax and the 2008 income tax expense was due to alternative minimum tax incurred in the same period of 2008.

Recent Developments

During the six months ended June 30, 2009 we borrowed $850,000 pursuant to five separate three year loans which were convertible into a newly designated class of preferred stock of GeoPetro, Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and $765,000 pursuant to four separate three year loans.  The $850,000 in loans converted into Series B Preferred Stock on April 30, 2009, along with an additional $1,000,000 which was advanced during April for a total subscription in the private placement to date of 2,466,670 shares for a purchase price of $0.75 per share and an aggregate investment of $1,850,000. The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion.

In accordance with the provisions of an agreement with Adelphi Energy Limited (“Adelphi”) and our wholly owned subsidiary, GeoPetro Resources (South Bengara-II) Pte. Ltd., we relinquished our interest in the recently awarded South Bengara-II production sharing contract, onshore Indonesia.  On May 18, 2009, we received repayment of a loan we had previously made to Adelphi in the amount of $95,000 in connection with the acquisition of the production sharing contract.

Liquidity and Capital Resources

We had a working capital deficit of $3,850,600 at June 30, 2009 versus $2,151,652 at December 31, 2008. Our working capital decreased during six months ended June 30, 2009 due primarily to weaker gas prices and lower production.

We have historically financed our business activities through June 30, 2009 principally through issuances of common shares, promissory notes and common share purchase warrants in private placements and an initial public offering. These financings are summarized as follows:

	Six Months Ended
	June 30, 2009	June 30, 2008
Proceeds from sale of common shares and warrant exercises, net	$—	$375,000
Proceeds from sale of Preferred Series B	1,850,000	—
Proceeds from promissory notes	765,000	—
Repayment of notes payable	(300,000)	—

Net cash provided by financing activities	$2,315,000	$375,000

The net proceeds of our equity financings have been primarily used in the working capital requirement and invested in oil and natural gas properties totaling $557,311 and $3,106,752 for the six months ended June 30, 2009 and 2008, respectively.

Our cash balance at June 30, 2009 was $330,953 compared to a cash balance of $770,779 at December 31, 2008. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2008	$770,779
Sources of cash:
Cash provided by financing activities	2,315,000
Total sources of cash including cash on hand	3,085,779

Uses of cash:
Cash used in operating activities	(2,144,015)
Cash used in investing activities:
Oil and natural gas property expenditures	(557,311)
Gas treatment plant	(53,500)
Total uses of cash	(2,754,826)

Cash balance at June 30, 2009	$330,953

During the six months ended June 30, 2009, we raised $850,000 from the issuance of convertible loans and $765,000 from the issuance of promissory notes to accredited investors all of which were subordinated to the Bank of Oklahoma loan and unsecured.  The $850,000 promissory notes converted to Series B Preferred Stock effective April 30, 2009.  We raised an additional $1,000,000 from the issuance of Series B Preferred Stock in April 2009.

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

As of June 30, 2009, we have a working capital deficit of $3,850,600, and for the six months ended June 30, 2009, our cash used in operating activities amounted to $2,144,015.  Further, we estimate our minimum investment needs during the remainder of 2009 amount to be $4,500,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field.  Due to the current natural gas commodity price environment, our results of natural gas operations amounted to a loss of $3,406,297 for the six months ended June 30, 2009.  Further, we have debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2009 and future periods.  Exploratory and developmental drilling is scheduled during 2009 and future periods on our undeveloped properties.  Subsequent to June 30, 2009, we are attempting to raise additional capital through a bridge loan financing and through issuance of additional shares of our Series B Preferred Stock, and we potentially plan to sell idle equipment from our natural gas processing plant.  In addition to these items, we need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors.

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

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2009, our off-balance sheet arrangements and transactions include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2009

Depending on capital availability, we are forecasting capital spending of up to approximately $7.5 million during the year 2009, allocated as follows:

1                          Madisonville Project, Madison County, Texas — Approximately $6.2 million may be expended in the Madisonville Field area as follows: $3 million for capital maintenance and repair on new gas treatment plant; $2 million toward the fracture stimulation and hook up costs of the Wilson Well; $500,000 for the Mitchell well workover; $400,000 for lowering the line pressure; and $300,000 for lease acquisitions.

2.                       Cook Inlet, Alaska — Approximately $1.0 million to be utilized for land delay rentals, geologic and geophysical costs, wellsite preparation, permitting, and logistics.

3.                       California and Indonesia — Approximately $0.3 million to be utilized for land, geologic and geophysical costs.

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

Hedging. We did not enter into any hedging transactions during the six months ended June 30, 2009 and 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of six months ended June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

During the quarter ended June 30, 2009, we  entered into a preferred stock purchase agreement for the private placement of 2,466,672 shares of newly designated Series B Convertible Preferred Stock, for a purchase price of $0.75 per share and an aggregate investment of $1,850,000.  We  issued the Series B Convertible Preferred Stock in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder. We relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the investors, including the representations with respect to the investors’ status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act, and the their investment intent with respect to the shares purchased.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 4,301,355 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced on in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $16 million, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California and Indonesian prospects.

If less than the $16 million proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

1.       Madisonville Project, Madison County, Texas. Up to approximately $10 million will be expended in the Madisonville Field area towards the drilling and completion of one deep exploratory well location to an estimated depth of 18,000 feet.

2.       Alaska Cook Inlet Project, up to approximately $2.0 million will be expended for the drilling of pilot program wells.

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

Item 4.  Submission of Matters to a Vote of the Security Holders.

On June 26, 2009, the Company held its annual stockholders meeting. The Board proposed, and the shareholders approved, (i) the election of each of the Company’s Directors for an additional term of one year to expire at the Company’s next Annual Meeting and (ii) ratification of the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The number or votes cast for and against, or withheld, as to each Director and for the Ratification of Hein & Associates, LLP were as follows:

	Stuart J.	David V.	J. Chris	Thomas D.	David G.	Nick	Jeffrey
	Doshi	Creel	Steinhauser	Cunningham	Anderson	DeMare	Friedman

Shares in Favor	21,986,308	20,608,728	22,132,577	21,541,886	21,541,886	21,440,951	19,676,549
Shares Withheld	6,585,863	7,963,443	6,439,594	7,030,285	7,030,285	7,131,220	8,895,622

Ratification of the appointment of Hein & Associates LLP:	For: 26,710,128
Against: 1,692,507
Abstain: 169,532

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

4.5 (6)	Placement Agent Warrant dated August 13, 2007

5.1 (6)	Opinion of Greene Radovsky Maloney Share & Hennigh LLP

10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000

10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997

10.4 (2)	Exploration Permit#408, Dated July 2, 1997

10.5 (2)	Madisonville Field Development Agreement Dated August 1, 2005

10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005

10.7 (2)†	The 2001 Stock Incentive Plan

10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan

10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006

10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated September 15, 2000, May 12, 2003 and January 1, 2005

10.11 (2)†	J. Chris Steinhauser Employment Agreement, Dated September 19, 2000 and amendments dated December 12, 2002 and January 1, 2005

10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004

10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.

10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006

10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007

10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007

10.23 (7)†	Third Amendment to J. Chris Steinhauser Employment Agreement dated December 18, 2007

10.24 (9)†	Employment Agreement with J. Chris Steinhauser dated April 27, 2009

10.25 (9)†	Sixth Amendment to David Creel Employment Agreement dated April 28, 2009

10.26 (1)	Related Party Promissory Note Dated June 18, 2009

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

(1)	Filed herewith.

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

(9)	Filed as the identically numbered exhibit to the Form 10-Q, as filed with the Securities and Exchange Commission on May 11, 2009, and incorporated herein by reference.

†	Indicates a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2009.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Chris Steinhauser
J. Chris Steinhauser
Vice President of Finance and
Chief Financial Officer, Principal
Accounting Officer and Director