Form 10-Q
period 2009-09-30
GEOPETRO RESOURCES CO
filed 2009-11-09
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 34,284,646 shares of no par value common stock outstanding on November 9, 2009.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,645,006	$770,779
Trade accounts receivable—natural gas sales	278,864	4,266
Accounts receivable—other	22,836	35,107
Prepaid expenses	133,855	212,938
Total current assets	2,080,561	1,023,090

Oil and gas properties, at cost (full cost method):
Unproved properties	9,953,679	10,500,498
Proved properties	49,572,988	48,346,939
Gas processing plant, at cost	10,285,573	10,707,982
Less—accumulated depletion, depreciation, and impairment	(18,611,636)	(16,522,304)
Net oil and gas properties	51,200,604	53,033,115

Furniture, fixtures and equipment, at cost, net of depreciation	2,942	12,364
Other assets—deposits and other noncurrent assets	16,127	7,436
Total Assets	$53,300,234	$54,076,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$1,926,008	$1,137,432
Current portion of long term notes payable	1,254,582	600,000
Interest payable	114,851	1,479
Dividends payable	68,583	—
Production taxes payable	331,525	311,168
Other taxes payable	—	20,833
Royalty owners payable	1,101,401	1,103,830
Total current liabilities	4,796,950	3,174,742

Long Term Notes Payable	5,830,507	7,019,449
Asset Retirement Obligations	63,478	59,099
Total Liabilities	10,690,935	10,253,290

Commitments and Contingencies (Notes 2 and 8)	—	—

Shareholders’ Equity:
Series B preferred stock, no par value; 6,800,000 shares authorized 4,121,004 shares issued and outstanding at September 30, 2009. Liquidation preference of $3,159,246 at September 30, 2009.	3,031,710	—
Common stock, no par value; 100,000,000 shares authorized; 34,284,646 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	53,397,733	53,397,733
Additional paid-in capital	2,936,739	2,610,596
Accumulated deficit	(16,756,883)	(12,185,614)
Total shareholders’ equity	42,609,299	43,822,715

Total Liabilities and Shareholders’ Equity	$53,300,234	$54,076,005

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008

Revenues:
Natural gas sales	$973,653	$1,313,308	$2,919,923	$6,106,898

Costs and expenses:
Plant operating expense	1,396,346	—	3,749,484	—
Lease operating expense	93,773	296,927	478,187	1,287,309
General and administrative	561,227	601,757	2,026,821	1,921,270
Net profits interest	—	112,308	—	601,237
Impairment expense	939,703	—	939,703	63,766
Depreciation and depletion expense	432,559	343,364	1,159,050	1,326,099
Total costs and expenses	3,423,608	1,354,356	8,353,245	5,199,681

Income (loss) from operations	(2,449,955)	(41,048)	(5,433,322)	907,217

Other Income and (Expense):

Interest expense	(163,645)	—	(563,991)	—
Interest income	976	25,741	4,949	73,609
Gain on sale of equipment	1,488,687	—	1,488,687	—
Total other income (expense)	1,326,018	25,741	929,645	73,609

Income (Loss) Before Taxes	(1,123,937)	(15,307)	(4,503,677)	980,826

Income tax (expense) benefit	2,836	(335)	991	(15,630)

Net Income (Loss)	(1,121,101)	(15,642)	(4,502,686)	965,196

Dividend	(43,871)	—	(68,583)	—

Net Income (Loss) Available to Common Shareholders	$(1,164,972)	$(15,642)	$(4,571,269)	$965,196

Earnings (Loss) per Share:
Basic	$(0.03)	$(0.00)	$(0.13)	$0.03
Diluted	$(0.03)	$(0.00)	$(0.13)	$0.03

Weighted Average Number of Common Shares Outstanding:
Basic	34,284,646	32,783,736	34,284,646	32,413,979
Diluted	34,284,646	32,783,736	34,284,646	33,045,931

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flows From Operating Activities:

Net income (loss)	$(4,502,686)	$965,196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	1,159,050	1,326,099
Share-based compensation expense	299,133	165,408
Non-cash interest expense	37,849	—
Impairment expense	939,703	63,766
Gain on sales of assets	(1,488,687)	—
Accretion of discount on asset retirement obligations	3,503	3,185
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	(274,598)	819,125
Other assets	82,663	183,604
Current liabilities	393,236	119,018
Net cash provided by (used in) operating activities	(3,350,834)	3,645,401

Cash Flows from Investing Activities:

Additions to oil and gas properties	(678,352)	(5,345,519)
Additions to gas treatment plant	(83,097)	—
Acquisition of furniture, fixtures & equipment	—	(4,305)
Dispositions of equipment	2,500,000	—
Net cash provided by (used in) investing activities	1,738,551	(5,349,824)

Cash Flows from Financing Activities:

Proceeds from sale of common shares, option and warrant exercises, net	—	375,000
Proceeds from sale of preferred stock Series B, net	3,031,710	—
Proceeds from promissory notes	1,177,000	—
Payments of loan fee	(15,200)	—
Repayments of notes payable	(1,707,000)	—
Net cash provided by financing activities	2,486,510	375,000

Net Increase (Decrease) in Cash and Cash Equivalents:	874,227	(1,329,423)

Cash and Cash Equivalents:
Beginning of period	770,779	4,294,565
End of period	$1,645,006	$2,965,142

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$412,769	$—

Cash paid for income taxes	$(991)	$15,630

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Preferred Stock						Total
	Series B		Series AA		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Captial	Deficit	Equity
Balances, December 31, 2008	—	$—	—	$—	34,284,646	$53,397,733	$2,610,596	$(12,185,614)	43,822,715

Issuance of preferred stock Series B for cash, net from private placement	4,121,004	3,031,710	—	—	—	—	—	—	3,031,710
Fair market value of the options	—	—	—	—	—	—	299,133	—	299,133
Fair market value of the warrants related to notes							27,010		27,010
Net Income	—	—	—	—	—	—	—	(4,502,686)	(4,502,686)
Dividends on Series B Preferred Stock								(68,583)	(68,583)

Balances, September 30, 2009	4,121,004	$3,031,710	—	$—	34,284,646	$53,397,733	$2,936,739	$(16,756,883)	$42,609,299

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

Change in Accounting Method and Basis of Presentation - Revenue Recognition—Prior to December 31, 2008, revenue was recognized upon delivery of oil and gas production and was shown net of applicable royalty payments, as well as processing, gathering, transportation and marketing fees. The Company recognized revenue from the Madisonville Field net of applicable fees to gather, treat, transport and market the Company’s natural gas production. The applicable fees were paid to unrelated third parties.  On December 31, 2008, the Company completed the acquisition of the Plant from Madisonville Gas Processing, LP (“MGP”). As of January 1, 2009, revenue is being recognized without the netting of applicable royalty payments, as well as processing, gathering, transportation and marketing fees since we have acquired the Plant. For all periods presented, revenue from the Madisonville Field is recognized when the price for gas delivered became fixed and determinable.

Impairment of Oil and Gas Properties—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  We recognized no impairment of evaluated properties at September 30, 2009.  Under current accounting rules, we are required to use the natural gas price prevailing on the last day of our accounting period to determine whether any impairment needs to be recognized.  However, we are permitted in certain circumstances to use a price that is in effect subsequent to our period end but prior to the issuance of our financial statements.  In determining that no impairment existed at September 30, 2009, we utilized the price prevailing on October 30, 2009 to determine that the carrying value of the unamortized capitalized costs in our United States cost center did not exceed the discounted future cash flows from those properties.  Had we used the price prevailing on September 30, 2009, we would have recognized an impairment expense of $7,921,708.

2.     LIQUIDITY:

As of September 30, 2009, we have a working capital deficit of $2,716,389, and for the nine months ended, our cash used in operating activities amounted to $3,350,834.  We estimate our minimum investment needs during (i) the remainder of 2009 and (ii) calendar 2010, amount to $4,500,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field.  Our results of natural gas operations amounted to a deficit of $4,571,269 for the nine months ended September 30, 2009.  Further, we have debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2009 and future periods.  Exploratory and developmental drilling is scheduled during 2010 and future periods on our undeveloped properties.  During the nine months ended September 30, 2009, we raised $850,000 in convertible notes that were converted into our Series B Preferred Stock on April 30, 2009, an additional $2,181,710 in our Series B Preferred Stock, and issued $1,177,000 in promissory notes. On September 30, 2009, we completed the sale of certain idle equipment from our natural gas processing plant for total cash proceeds of $2.5 million.  During October 2009, we issued a promissory note for total gross proceeds of $720,000 ( net proceeds of $691,200) and issued an additional 3,395,000 shares of Series B Preferred Stock for total gross proceeds of $2,546,250.  In addition to these items, we will need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued ASC 805-10 (formerly SFAS No. 141 (revised 2007)), Business Combinations. ASC 805-10, which among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10  is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued ASC 810-10 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ASC 860-10 (formerly ARB No. 51). ASC 810-10 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests are recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The adoption of ASC 810-10 on January 1, 2009 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued ASC 815-10 (formerly SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  ASC 815-10 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statement with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows.  The adoption of ASC 815-10 on January 1, 2009 did not have a material impact on our reported financial position or results of operations.

In June 2008, the FASB ratified the consensus reached on ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. ASC 815-40 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815-10, Accounting for Derivative Instruments and Hedging Activities. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of ASC 815-40 on January 1, 2009 did not have a material effect on our consolidated financial statements.

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

Historically, the reserves calculated based on the SEC’s reporting requirements were also used to calculate depletion on our producing properties, as required by ASC 932-235 (formerly SFAS 69) “Disclosures about Oil and Gas Producing Activities”. However, the change in the SEC reporting requirements has not yet been adopted by the FASB. The SEC has announced its intent to discuss potential amendments to ASC 932-235 with the FASB so that the reserves disclosed remain consistent with the reserves used to calculate depletion on our producing properties. Any such change would impact our future financial results. The SEC has indicated that it may delay the effective date of the revised reporting requirements if the FASB does not make conforming amendments by December 31, 2009.

On June 30, 2009, we adopted ASC 855-10 (formerly SFAS No. 165) Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855-10 had no impact on our results, cash flow or financial position as management already followed a similar approach prior to the adoption of this standard.

4.     EARNINGS (LOSS) PER COMMON SHARE:

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	For the nine months ended
	September 30, 2009	September 30, 2008
Stock options (Note 8)	2,720,000	2,740,000
Warrants (Note 9)	1,342,857	2,141,855
Convertible Preferred Stock, Series B	4,121,004	—

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and nine months ended September 30, 2009 and three months ended September 30, 2008 because their effects were antidilutive.

The following is a reconciliation of the numerator and denominator of our basic and diluted earning per share for the nine months ended September 30, 2008.

	Nine months ended September 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$965,196	32,413,979	$0.03
Effective of dilutive securities:
Share-based compensation, treasury method	—	631,952

Net income plus assumed conversions	$965,196	$33,045,931	$0.03

5.     GAS PROCESSING PLANT

On December 31, 2008, the Company completed the acquisition of a natural gas treatment plant (the “Plant”) from MGP, in exchange for shares of GeoPetro’s common stock, assumption of debt and a cash payment (“the Acquisition”). The Plant is located in Madison County, Texas and the new owner of the Plant is GeoPetro’s wholly-owned indirect subsidiary, Madisonville Midstream LLC (“MM”).

Our results of operations for the three and  nine months ended September 30, 2009 include the operating results of the Plant. However, our results of operations for the three and  nine months ended September 30, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Operating revenues	$3,089,035	$13,841,215
Total operating expenses	$3,743,496	$13,102,514
Earnings (loss) applicable to common stock	$(512,468)	$492,921
Net earnings (loss) per share - basic	$(0.02)	$0.01
Net earnings (loss) per share - diluted	$(0.02)	$0.01

6.     DEBT:

Debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Promissory notes dated December 23, 2008 (a)	$1,050,000	$1,050,000
Promissory notes dated May 2009(b)	365,000	—
Promissory notes dated June 2009(c)	300,000	—
Bridge notes dated August and September 2009(d)	380,000	—
Bank of Oklahoma loan (e)	5,122,847	6,697,847
	7,217,847	7,747,847
Less current portion of long term debt	(1,280,000)	(600,000)
Less discount on promissory notes	(107,340)	(128,398)
	$5,830,507	$7,019,449

(a)   The Company issued four promissory notes totaling $1,050,000 during December 2008 with maturity dates in December 2011. The notes may be repaid at any time without penalty. The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears. The principal amount and accrued and unpaid interest are due and payable on December 23, 2011. In connection with the notes, the Company paid loan origination fees totaling $6,000 and granted three-year exercisable warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share. We also issued 150,000 warrants as a finder’s fee. The fair value of the warrants on the dates of issuance, $122,764 and the $6,000 of loan origination fees, was recorded as a debt discount and is being amortized over the life of the promissory note. As of September 30, 2009, the unamortized debt discount was $96,207.

(b)   During the nine months ended September 30, 2009 the Company borrowed $365,000 pursuant to two separate three-year loans. The notes have maturity dates in May 2012.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest are due and payable on May 2012.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 36,500 Common Shares warrants at $1.00 per share. The fair value of the warrants on the dates of issuance, $12,724, was recorded as a debt discount and is being amortized over the life of the promissory note. As of September 30, 2009, the unamortized debt discount was $12,194.

(c)   In June 2009 the Company borrowed $300,000 pursuant to two separate one-year loans. The two notes have maturity dates in May 2010.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest are due and payable on May 2010.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 30,000 Common Shares warrants at $1.00 per share. The fair value of the warrants on the dates of issuance, $7,537, was recorded as a debt discount and is being amortized over the life of the promissory note. As of September 30, 2009, the unamortized debt discount was $5,652.

(d)   During August and September 2009, the Company borrowed $380,000 pursuant to four separate one-year bridge loans.  The notes have maturity date in August 31, 2010.  The notes may be repaid at any time without penalty.  The note bears an annual rate of ten percent (10%), with such interest payable at maturity.  The principal amount and accrued and unpaid interest are due and payable on August 31, 2010.  In connection with the notes, the Company granted three-year warrants exercisable to purchase 14,000 Common Shares at $1.00 per share. The fair value of the warrants on the dates of issuance, $6,750, was recorded as a debt discount and is being amortized over the life of the bridge note. As of September 30, 2009, the unamortized debt discount was $6,082. On October 6, 2009, we repaid one of the bridge notes in the principal amount of $100,000 plus accrued interest.

(e)   Effective December 31, 2008, the Company assumed $7,697,847 of Madisonville Gas Processing LP’s (“MGP”) bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”) via a (i) $1 million cash payment applied directly towards debt principal reduction, and (ii) a refinancing by GeoPetro of the $6,697,847 remaining balance in the form of a 3 year Amended and Restated Term Loan Agreement with the lender, Bank of Oklahoma (“BOK”).  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or Libor plus 5.5% at the option of the Company. At September 30, 2009, the interest rate was approximately 6% (LIBOR + 5.5%).  Additional principal will be payable upon GeoPetro meeting certain net operating cash flow thresholds during the three year term of the loan.  The loan is secured by a first lien on the Madisonville Midstream Plant and all of the Company’s proved natural gas reserves located at the Madisonville Project.  In addition, GeoPetro has agreed to pay, at the time the loan is repaid in full, a loan origination fee of $60,000 for any annual period during which the loan principal remains outstanding.  There is no prepayment penalty.  The Amended and Restated Term Loan Agreement contains customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $35,000,000. On September 30, 2009, GeoPetro sold certain idle equipment to an unrelated party in the amount of $2.5 million. GeoPetro used a portion of the proceeds to repay $1.125 million principal to Bank of Oklahoma.

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

The Company adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of December 31, 2008 the Company had no unrecognized tax benefits. There have been no changes during the year with respect to unrecognized tax benefits.  The Company does not foresee the total amounts of unrecognized tax benefits significantly increasing within the next 12 months.  Furthermore, no corresponding interest and penalties have been accrued as the Company is in a net operating loss position.

The Company provides for income taxes in accordance with ASC 740-10 (formerly Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. ASC 740-10 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Where it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value.

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.

The effective tax rate for the nine month period ended September 30, 2009 was 0%, and for the year ended December 31, 2008 was (7.9) percent, and differs from statutory rates primarily due to changes in the valuation allowance.

8.     COMMON STOCK OPTIONS:

There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2008 except the following.

On June 26, 2009, the Company granted a total of 60,000 5 year options to four non-management directors. The weighted average fair value of options granted as calculated under the Black-Scholes pricing model was $0.33 per share with the following weighted-average assumptions: risk-free, weighted-average interest rate of 2.53 percent based on the U.S. Treasury yield curve in effect at the time of grant, expected dividend yield of 0 percent, expected life of 5 years from the date of grant, and expected volatility of 113 percent based on the Company’s historical daily stock trading since February 16, 2007.

On April 27, 2009, the Company reduced the option price previously granted to an officer from $2.10 per share to $1.00 per share based on the new employment agreement. The fair value of the repricing options was insignificant.

The options outstanding as of September 30, 2009 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
210,000	150,000	1.00	4.51
1,600,000	1,600,000	2.10	3.68
150,000	90,000	3.85	1.54
10,000	8,000	4.25	0.25
740,000	148,000	4.28	3.74
10,000	8,000	6.25	0.69
2,720,000	2,004,000

The total intrinsic value of options outstanding was approximately $0 and $332,500 at September 30, 2009 and 2008 respectively. The intrinsic value for exercisable options was $0 and $332,500 at September 30, 2009 and 2008, respectively.

As of September 30, 2009, there are 2,004,000 options which are exercisable. The remaining 716,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $1,305,418.

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

10.  GAIN ON SALE OF EQUIPMENT:

On September 10, 2009, the Company’s subsidiary, Madisonville Midstream, LLC entered into an agreement to sell certain idle equipment related to the plant to an unrelated third party, Gas Processors, Inc., for a purchase price of $2.5 million. A nonrefundable deposit of $250,000 was received on September 10, 2009 and the remaining balance of $2.25 million was tendered to Madisonville Midstream on the closing date of September 30, 2009.  Concurrent with the receipt of the sales proceeds, the Company paid $1,125,000 to reduce the principal balance on the Bank of Oklahoma loan. The Company recorded a gain of $1,488,687 on the sale.

11.  COMMITMENTS AND CONTINGENCIES:

There are no material changes to commitments and contingencies from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2008.

On September 11, 2009, the Company’s subsidiary, Redwood Energy Production, L.P. filed an Original Petition for Declaratory Judgment against Devon Energy Production Company (“Devon”) regarding certain overriding royalty interests and related revenue amounts claimed by Devon.  The Company previously accrued all amounts owed pursuant to these overriding royalty interests as royalty owners payable.  In the opinion of management based on consultation with legal counsel, these proceedings are not expected to have a material adverse effect on our financial condition or results of operations.

12.  SUBSEQUENT EVENTS THROUGH NOVEMBER 9, 2009.

On October 23, 2009, we issued a promissory note for total gross proceeds of $720,000 (net proceeds of $691,200).  The note has a maturity date of October 31, 2010 and bears interest at 10% per annum, payable at maturity.  We issued to the note holder warrants exercisable to purchase 36,000 shares of our common stock.  Each warrant is exercisable for a three year term to purchase one share of our common stock at a price of $1.00 per share.

On October 8, 2009, the Company filed a Certificate of Amendment with the California Secretary of State for the purpose of amending its Articles of Incorporation to increase the total number of authorized shares of Series B Preferred Stock from 6,800,000 to 7,523,000 shares of Series B Preferred Stock. During October 2009, we issued an additional 3,395,000 shares of Series B Preferred Stock for total gross proceeds of $2,546,250.

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

Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Risk Factors”, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2009. We expect the majority of our capital expenditures in 2009 and 2010 will be for the Madisonville Project.

Results of Operations

The financial information with respect to the nine months ended September 30, 2009 and 2008 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$2,919,923	$6,106,898
Plant operating expense	3,749,484	—
Lease operating expense	478,187	1,287,309
General and administrative	2,026,821	1,921,270
Net profits expense	—	601,237
Impairment expense	939,703	63,766
Depreciation and depletion expense	1,159,050	1,326,099
Earnings (loss) from operations	(5,433,322)	907,217
Net income (loss)	(4,502,686)	965,196
Net income (loss) attributable to common shareholders	(4,571,269)	$965,196

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

During 2008, MGP analyzed various options for removing the diamondoids; however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant (the “Plant”) and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We anticipate completing installation of the system modifications required in the plant in 2010.  In the meantime, the existing, in service portion of the plant continues to operate with an effective capacity of approximately 15 MMcf/d of inlet gas.

While there can be no assurance we will be successful, our goal is to make the necessary upgrades to the acquired gas treatment plant and increase the production rates from our wells which may result in higher net production and increased revenue during the later quarterly periods in 2010 as compared to the nine months ended September 30, 2009. To accomplish the plant upgrades, we will need to raise capital in 2009 and 2010.  While we have been successful in raising some of the needed capital in 2009 year to date, additional needed funds may not be available, or may not be available on favorable terms due to the tight credit markets and persisting weakness in the stock market,.

During the nine months ended September 30, 2009, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices.   In order to address this shortfall, we have implemented measures to increase production volumes and reduce operating expenses earlier in 2009. We utilized idle equipment and implemented operating efficiencies in the Plant to reduce the Plant inlet pressure in June 2009. This measure increased the combined production from the Magness #1 and Fannin #1 wells from previous levels. In addition, subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to realize both intermediate and long term cost and operating efficiencies by consolidating the upstream and midstream portions of Madisonville under common ownership. Prior to the consolidation, MGP and GeoPetro employed a combined total of 30 persons, whereas subsequent to the consolidation, GeoPetro and MM now employ a combined total of 21 persons, representing a net reduction of 9 persons (30% of the combined pre-consolidation workforce). Despite the challenges of the current environment, we accomplished the necessary goal of vertically integrating our position in the Madisonville field.  We continue to explore other longer term cost saving and efficiency measures in the Plant.

Industry Overview for the nine months ended September 30, 2009

The nine months ended September 30, 2009 saw weaker natural gas prices. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of September 30, 2009, was $3.41 per Mcf versus $5.25 per Mcf as of December 31, 2008.  Natural gas prices have been very volatile during 2008 and 2009 due to supply concerns earlier in 2008, and more recently due to recession concerns arising from the current global financial crisis and a resultant decline in demand for natural gas.

Company Overview for the nine months ended September 30, 2009

Our net loss for the nine months ended September 30, 2009 was $4,502,686. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through September 30, 2009 of $16,756,883. Commencing in May 2003, we placed our Madisonville Project into production. All of our natural gas sales for nine months ended September 30, 2009 were derived from our Madisonville Project, from three producing wells, the Magness #1 well (the “Magness Well”), the Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the three months ended September 30, 2009 and 2008

During the three months ended September 30, 2009, we had gross natural gas revenues from the treatment plant of $971,354 and revenues from treating third party gas in the Plant of $2,299. During this period, our gross production from our wells was 374,697 Mcf (production net of royalties of 269,900 Mcf) and our average natural gas price realized was $2.59 per Mcf. During the three months ended September 30, 2008, we had net oil and natural gas revenues of $1,313,308. Our net production for the three months ended September 30, 2008 was 281,337 Mcf and our average natural gas price realized was $4.67 per Mcf. Revenues decreased in the three months ended September 30, 2009 as compared to the prior year period due to lower natural gas prices and 4% lower net production volumes. Net natural gas prices were approximately 45% lower for the three months ended September 30, 2009 versus the same period in 2008.  The average natural gas price of $4.67 per Mcf for the 2008 period was net of treating, gathering, marketing and transportation fees (collectively the “Fees”) in accordance with our contracts with MGP and Gateway ADAC Pipeline, LLC.  The average natural gas price of $2.59 per Mcf for the 2009 period was not “net” of the aforementioned Fees since the contracts that were in place with MGP were terminated as of December 31, 2008.

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

Our results of operations for the three months ended September 30, 2009 include the operating results of the Plant, but our results of operations for the three months ended September 30, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes to the financial statements included elsewhere in this document as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Three Months Ended September 30, 2008
Operating revenues	$3,089,035
Total operating expenses	$3,743,496
Loss applicable to common stock	$(512,468)
Net loss per share — basic	$(0.02)
Net loss per share — diluted	$(0.02)

During the three months ended September 30, 2009, we incurred plant operating expenses of $1,396,346. Our average plant operating cost for the 2009 period was $3.72 per Mcf on net throughput of 375,554 Mcf. We purchased the gas treatment plant effective on December 31, 2008, thus there was no plant operating expense for the comparable 2008 period.

During the three months ended September 30, 2009, we incurred lease operating expense of $93,773. Our net average lifting cost for the 2009 period was $0.35 per Mcf. During the three months ended September 30, 2008, we incurred lease operating expense of $296,927. Our net average lifting cost for the 2008 period was $1.06 per Mcf. The average lifting cost per Mcf in 2009 was lower due to cost cutting efforts and a reduction of ad valorem property taxes applicable to the wells.

During the three months ended September 30, 2009, we incurred no net profits interest expense associated with the Magness, the Fannin, and the Mitchell wells as compared to $112,308 during the three months ended September 30, 2008. The decrease resulted from lower gas prices and production volumes in the three months ended September 30, 2009 versus 2008. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the three months ended September 30, 2009 were $561,227 compared to $601,757 for the three months ended September 30, 2008. This represents a $40,530 or 7% decrease over the prior year period. The lower G&A expense incurred in 2009 was due primarily to the reduced costs associated with Canadian filings and with SOX compliance in 2009.

For the three months ended September 30, 2009, the impairment expense was $939,703 versus $0 for the same period of 2008.  The 2009 impairment write-downs were due to cost of certain wells drilled on our Canadian oil and gas properties which were deemed to be fully evaluated during the latest quarter resulting in ceiling test write downs.  We determined during the quarter that the reserve potential associated with these wells did not merit further expenditures.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended September 30, 2009 was $432,559 as compared to $343,364 in the same period of 2008, which amounts primarily represent amortization of the oil and gas properties for the three months ended September 30, 2009 and 2008, respectively. The 26% increase was due primarily to the plant depreciation expense associated with the gas treatment plant acquired on December 31, 2008.

Loss from operations totaled $2,449,955 for the three months ended September 30, 2009 as compared to $41,048 for the three months ended September 30, 2008. The increase in the loss from operations was due primarily to lower gas prices, lower production volume, and higher expenses.

Other income for the three months ended September 30, 2009 and 2008 consisted of interest income in the amount of $976 and $25,741, respectively. Interest income decreased due primarily to lower average cash and cash equivalent balances resulting from the acquisition of the gas treatment plant on December 31, 2008 and lower income during the respective period of 2009. During the three months ended September 30, 2009, we realized a gain on the sale of equipment of $1,488,687 relating to the sale of idle equipment in our Madisonville Plant.

Comparison of Results of Operations for the nine months ended September 30, 2009 and 2008

During the nine months ended September 30, 2009, we had gross natural gas revenues from the treatment plant of $2,849,507 and revenues from treating third party gas in the Plant of $70,416. During this period, our gross production from our wells was 985,563 Mcf  (production net of royalties of 711,177 Mcf) and our average natural gas price realized was $2.89 per Mcf. During the nine months ended September 30, 2008, we had net oil and natural gas revenues of $6,106,898. Our net production for the nine months ended September 30, 2008 was 1,106,521 Mcf and our average natural gas price realized was $5.52 per Mcf. Revenues decreased in the nine months ended September 30, 2009 as compared to the prior year period due to lower natural gas prices and 36% lower net production volumes due to i) higher shrinkage rates in the plant and,  ii) natural decline reserve in the wells. Net natural gas prices were approximately 48% lower for the nine months ended September 30, 2009 versus the same period in 2008.  The average natural gas price of $5.52 per Mcf for the 2008 period was net of treating, gathering, marketing and transportation fees (collectively the “Fees”) in accordance with our contracts with MGP and Gateway ADAC Pipeline, LLC.  The average natural gas price of $2.89 per Mcf for the 2009 period was not “net” of the aforementioned Fees since the contracts that were in place with MGP were terminated as of December 31, 2008.

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

Our results of operations for the nine months ended September 30, 2009 include the operating results of the Plant, but our results of operations for the nine months ended September 30, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes to the financial statements included elsewhere in this document as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Nine Months Ended September 30, 2008
Operating revenues	$13,841,215
Total operating expenses	$13,102,514
Earnings applicable to common stock	$492,921
Net earnings per share — basic	$0.01
Net earnings per share — diluted	$0.01

During the nine months ended September 30, 2009, we incurred plant operating expenses of $3,749,484. Our average plant operating cost for the 2009 period was $3.71 per Mcf on net throughput of 1,009,746 Mcf. We purchased the gas treatment plant effective on December 31, 2008, thus there was no plant operating expense for the comparable 2008 period.

During the nine months ended September 30, 2009, we incurred lease operating expense of $478,187. Our net average lifting cost for the 2009 period was $0.67 per Mcf. During the nine months ended September 30, 2008, we incurred lease operating expense of $1,287,309. Our net average lifting cost for the 2008 period was $1.16 per Mcf. The average lifting cost per Mcf in 2009 was lower due to cost cutting efforts and a reduction of ad valorem taxes applicable to the wells.

During the nine months ended September 30, 2009, we incurred no net profits interest expense associated with the Magness, the Fannin, and the Mitchell wells as compared to $601,237 during the nine months ended September 30, 2008. The decrease resulted from lower gas prices and production volumes in the nine months ended September 30, 2009 versus 2008. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2009 were $2,026,821 compared to $1,921,270 for the nine months ended September 30, 2008. This represents a $105,551 or 5% increase over the prior year period. The higher G&A expense incurred in 2009 was due primarily to the amortization of stock compensation expense associated with common stock options issued in June 2008 and June 2009.

For the nine months ended September 30, 2009, impairment expense was $939,703 versus $63,766 for the same period of 2008.  The impairment write-downs were due to cost of certain wells drilled on our Canadian oil and gas properties which were deemed to be fully evaluated during the respective periods resulting in ceiling test write downs. We determined during the quarter that the reserve potential associated with these wells did not merit further expenditures.

Depreciation, depletion and amortization expense (“DD&A”) for the nine months ended September 30, 2009 was $1,159,050 as compared to $1,326,099 in the same period of 2008, which amounts primarily represent amortization of the oil and gas properties for the nine months ended September 30, 2009 and 2008, respectively. The 13% decrease was due to lower net production in the nine months ended September 30, 2009 offset by added depreciation from plant of $164,282.

Loss from operations totaled $5,433,322 for the nine months ended September 30, 2009 as compared to income from operations of $907,217 for the nine months ended September 30, 2008. The increase in the loss from operations was due primarily to lower gas prices, lower production volume, and higher expenses.

Other income for the nine months ended September 30, 2009 and 2008 consisted of interest income in the amount of $4,949 and $73,609, respectively. Interest income decreased due primarily to lower average cash and cash equivalent balances because of the acquisition of the gas treatment plant in December 31, 2008. During the nine months ended September 30, 2009, we realized a gain on the sale of equipment of $1,488,687 relating to the sale of idle equipment in our Madisonville Plant.

During the nine months ended September 30, 2009 and 2008, we incurred interest expense of $563,991 and $0, respectively. We borrowed funds in late December 2008 and during the nine months ended September 30, 2009 to fund the plant acquisition and working capital requirements. There were no borrowings outstanding in the same period of 2008.

Recent Developments

During the nine months ended September 30, 2009 we borrowed $850,000 pursuant to five separate three year loans which were convertible into a newly designated class of preferred stock of GeoPetro, Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and $1,177,000 pursuant to eleven separate loans.  The $850,000 in loans converted into Series B Preferred Stock on April 30, 2009, along with an additional $1,000,000 which was advanced during April for a total subscription in the private placement of 2,466,670 shares for a purchase price of $0.75 per share and an aggregate investment of $1,850,000. The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion.

In accordance with the provisions of an agreement with Adelphi Energy Limited (“Adelphi”) and our wholly owned subsidiary, GeoPetro Resources (South Bengara-II) Pte. Ltd., we relinquished our interest in the recently awarded South Bengara-II production sharing contract, onshore Indonesia.  On May 18, 2009, we received repayment of an advance we had previously made to Adelphi in the amount of $95,000 in connection with the acquisition of the production sharing contract.

On September 10, 2009, the Company’s subsidiary, Madisonville Midstream, LLC reached an agreement to sell certain idle equipment related to the plant to Gas Processors, Inc. for a sale price of $2.5 million. A nonrefundable deposit of $250,000 was received on September 10, 2009. The remaining balance of $2.25 million was received on September 30, 2009.  Of the $2,500,000 sales proceeds, $1,125,000 was applied toward a reduction of the principal balance on the Bank of Oklahoma term loan.

Between August 3, 2009 and October 13, 2009, we entered into preferred stock purchase agreements for the private placement of 5,049,333 shares of Series B Preferred Stock for a purchase price of $0.75 per share and an aggregate investment, before offering costs, of $3,787,000.  Significant rights and preferences attaching to the Series B Preferred Stock are described above.

Between August 3, 2009 and October 23, 2009, we issued promissory notes for total gross proceeds of $1,000,000 (net proceeds of $960,000).  We issued to the note holders warrants exercisable to purchase 50,000 shares of our common stock.  Each warrant is exercisable for a three year term to purchase one share of our common stock at a price of $1.00 per share.  The issuance dates, maturity dates and interest rates for these promissory notes are as follows:

DATE OF	MATURITY	INTEREST	PRINCIPAL
NOTE	DATE	RATE	AMOUNT

08/13/09	08/30/10	10%	$100,000
08/21/09	08/30/10	10%	100,000
09/01/09	08/30/10	10%	30,000
09/16/09	08/30/10	10%	50,000
10/23/09	10/31/10	10%	720,000
			$1,000,000

On September 11, 2009, our subsidiary, Redwood Energy Production, L.P. filed an Original Petition for Declaratory Judgment against Devon Energy Production Company (“Devon”) regarding certain overriding royalty interests and related revenue amounts claimed by Devon.  We have previously accrued all amounts owed pursuant to these overriding royalty interests as royalty owners payable.  In the opinion of management based on consultation with legal counsel, these proceedings are not expected to have a material adverse effect on our financial condition or results of operations.

Liquidity and Capital Resources

We had a working capital deficit of $2,716,389 at September 30, 2009 versus $2,151,652 at December 31, 2008. Our working capital decreased during nine months ended September 30, 2009 due primarily to weaker gas prices and lower production.

We have historically financed our business activities through September 30, 2009 principally through issuances of common shares, promissory notes and common share purchase warrants in private placements and an initial public offering. These financings are summarized as follows:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Proceeds from sale of common shares and warrant exercises, net	$—	$375,000
Proceeds from sale of Preferred Series B	3,031,710	—
Proceeds from promissory notes	1,177,000	—
Payments of loan fee	(15,200)	—
Repayment of notes payable	(1,707,000)	—

Net cash provided by financing activities	$2,486,510	$375,000

The net proceeds of our equity financings have been primarily used in the working capital requirement and invested in oil and natural gas properties and the gas treatment plant totaling $761,449 and $5,345,519 in oil and natural gas properties for the nine months ended September 30, 2009 and 2008, respectively.

Our cash balance at September 30, 2009 was $1,645,006 compared to a cash balance of $770,779 at December 31, 2008. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2008	$770,779
Sources of cash:
Cash provided by investment activities	1,738,551
Cash provided by financing activities	2,486,510
Total sources of cash including cash on hand	4,995,840

Uses of cash:
Cash used in operating activities	(3,350,834)
Total uses of cash	(3,350,834)

Cash balance at September 30, 2009	$1,645,006

During the nine months ended September 30, 2009, we raised $850,000 from the issuance of convertible loans and $1,177,000 from the issuance of promissory notes to accredited investors all of which were subordinated to the Bank of Oklahoma loan and unsecured.  The $850,000 promissory notes converted to Series B Preferred Stock effective April 30, 2009.  We raised an additional $2,181,710 from the issuance of Series B Preferred Stock during nine months ended September 30, 2009.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future. See “Outlook for 2009/2010” for a description of our expected capital expenditures for 2009/2010. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds pursuant to short and long term promissory notes to finance our activities.

As of September 30, 2009, we have a working capital deficit of $2,716,389, and for the nine months ended September 30, 2009, our cash used in operating activities amounted to $3,350,834.  Further, we estimate our minimum investment needs during the remainder of 2009 and calendar 2010 to be $4,500,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field.  Due to the current natural gas commodity price environment, our results of natural gas operations amounted to a loss of $1,307,748 for the nine months ended September 30, 2009.  Further, we have debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2009 and future periods.  Exploratory and developmental drilling is scheduled during 2009 and future periods on our undeveloped properties.  Subsequent to September 30, 2009, we have raised additional capital through a bridge loan financing and through issuance of additional shares of our Series B Preferred Stock.  We are also attempting to raise additional cash through the sale or farmout of certain of our unproved properties.   In addition to these items, we need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors.

As discussed in the “Outlook for 2009/2010”, we are forecasting capital expenditures of $6.8 million during 2009/2010. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2009 and to follow through with plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and farmout certain of our projects.  Additionally, as a result of the 2008 economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements. The tight credit markets and downturn in the stock market may impair our ability to generate additional financing.

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

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2009, our off-balance sheet arrangements and transactions include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2009/2010

Depending on capital availability, we are forecasting capital spending of up to approximately $6.8 million during the year 2009 and 2010, allocated as follows:

1                          Madisonville Project, Madison County, Texas — Approximately $5.5 million may be expended in the Madisonville Field area as follows: $3 million for capital maintenance and repair on new gas treatment plant; $2 million toward the fracture stimulation and hook up costs of the Wilson Well; and $500,000 for the Mitchell well workover.

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

Hedging. We did not enter into any hedging transactions during the nine months ended September 30, 2009 and 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of nine months ended September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are party to litigation or other legal and administrative proceedings that we consider to be a part of the ordinary course of our business. Currently, On September 11, 2009, our subsidiary, Redwood Energy Production, L.P. filed an Original Petition for Declaratory Judgment against Devon Energy Production Company (“Devon”) regarding certain overriding royalty interests and related revenue amounts claimed by Devon.  The Company previously accrued all amounts owed pursuant to these overriding royalty interests as royalty owners payable.  In the opinion of management based on consultation with legal counsel, these proceedings are not expected to have a material adverse effect on our financial condition or results of operations.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

During the quarter ended September 30, 2009, we entered into preferred stock purchase agreements with 49 accredited investors for the private placement of 1,654,337 shares of newly designated Series B Convertible Preferred Stock, for a purchase price of $0.75 per share and an aggregate investment of $1,240,753.  We issued the Series B Convertible Preferred Stock in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder. We relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the investors, including the representations with respect to the investors’ status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act, and the their investment intent with respect to the shares purchased. We paid $59,043 as finders fees and commissions in connection with this offering.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 4,301,355 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced on in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $12 million, which we expect to use for general working capital purposes and the drilling of wells in our Texas, Alaska, California and Indonesian prospects.

If less than the $12 million proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

1.       Madisonville Project, Madison County, Texas. Up to approximately $8 million will be expended in the Madisonville Field area towards the drilling and completion of one deep exploratory well location to an estimated depth of 18,000 feet.

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

4.5 (6)	Placement Agent Warrant dated August 13, 2007

5.1 (6)	Opinion of Greene Radovsky Maloney Share & Hennigh LLP

10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000

10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997

10.4 (2)	Exploration Permit#408, Dated July 2, 1997

10.5 (2)	Madisonville Field Development Agreement Dated August 1, 2005

10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005

10.7 (2)†	The 2001 Stock Incentive Plan

10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan

10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006

10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated September 15, 2000, May 12, 2003 and January 1, 2005

10.11 (2)†	J. Chris Steinhauser Employment Agreement, Dated September 19, 2000 and amendments dated December 12, 2002 and January 1, 2005

10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004

10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.

10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006

10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007

10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007

10.23 (7)†	Third Amendment to J. Chris Steinhauser Employment Agreement dated December 18, 2007

10.24 (9)†	Employment Agreement with J. Chris Steinhauser dated April 27, 2009

10.25 (9)†	Sixth Amendment to David Creel Employment Agreement dated April 28, 2009

10.26 (10)	Related Party Promissory Note Dated June 18, 2009

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

(1)	Filed herewith.

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

(9)	Filed as the identically numbered exhibit to the Form 10-Q, as filed with the Securities and Exchange Commission on May 11, 2009, and incorporated herein by reference.

(10)	Filed as the identically numbered exhibit to the Form 10-Q, as filed with the Securities and Exchange Commission on August 10, 2009, and incorporated herein by reference.

†	Indicates a management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2009.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Chris Steinhauser
J. Chris Steinhauser
Vice President of Finance and
Chief Financial Officer, Principal
Accounting Officer and Director