Form 10-K/A
period 2008-12-31
GEOPETRO RESOURCES CO
filed 2009-12-07
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

GEOPETRO RESOURCES COMPANY

EXPLANATORY NOTE

In connection with our annual report on Form 10-K for the fiscal year ended December 31, 2008, GeoPetro Resources Company (the “Company”) is filing this Amendment No. 1 to include the following information:

1.              We revised our presentation of the Performance Graph to conform to the requirements of Item 201(e) of Regulation S-K.

2.              We added a discussion disclosure in the Management’s Discussion and Analysis section under the caption “Revenue and Operating Trends in 2009” to explain why revenues declined from $1,313,308 in the third quarter of 2008 to just $45,644 in the fourth the quarter of 2008.

3.              We revised our consolidated balance sheets and footnote disclosure to refer to our oil and gas properties as “proved properties” and “unproved properties”.

4.              We expanded our disclosure related to the purchase of the natural gas treatment plant from Madisonville Gas Processing, LP to include a purchase price allocation disclosing the amount assigned to each major asset and liability caption at the acquisition date.

With the exception of the foregoing changes, no other information in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 has been supplemented, updated or amended.

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

Risks Related to Our Business

As of December 31, 2008, we have capitalized costs totaling $59 million as proved and unproved oil and gas properties whereas we have generated revenues of only $36 million since January 1, 2003 and revenues of only $6.2 million during the fiscal year ended December 31, 2008.

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

The volume of production from oil and natural gas properties generally declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our proved reserves will decline as reserves are produced from our properties unless we are able to acquire or develop new reserves. The business of exploring for, developing or acquiring reserves is capital intensive. For example, as of December 31, 2008 we have capitalized costs totaling $59 million as proved and unproved oil and gas properties. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. Even if we are able to raise capital to develop or acquire additional properties, no assurance can be given that our future exploitation and development drilling activities will result in the discovery of any reserves.

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

Reservoir engineering, geophysics and geology are not exact sciences and the results of studies and tests used to make such evaluations are sometimes inconclusive or subject to varying interpretations. As such, there is no certain way to know in advance whether any of our prospects will yield oil and natural gas in commercial quantities. Further, it is possible that we will participate in the drilling of more dry holes than productive wells or that all or substantially all of the wells drilled will be dry holes. The drilling of dry holes on prospects in which we have an interest could adversely affect their values and our decision to undertake further exploration and development drilling of such prospects. It is not certain or predictable whether, and no assurance can be made that, the wells drilled on the properties in which we have an interest will be productive or, if productive, that we will recover all or any part of our investment in the properties. In sum, our participation in future drilling activities may not be successful and, if unsuccessful, such failure will negatively impact our revenues and have a material adverse effect on our results of operations and financial condition. Our oil and natural gas revenues were $6,152,542 and $6,890,777 for the years ended December 31, 2008 and 2007, respectively. Future revenues could decline from those levels if our future drilling efforts are not successful. Furthermore, as of December 31, 2008 we have capitalized costs totaling $59 million as proved and unproved oil and gas properties. Should our future drilling activities be unsuccessful, we may then be required to record an impairment charge equal to a portion of, or all, of the capitalized costs resulting in an immediate adverse impact on our results of operations and financial position.

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

If one or more of these events occurs, we could incur substantial liabilities to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition and results of operations, or we could lose properties in which we have invested significant sums (totaling $59 million) which are capitalized as proved and unproved oil and gas properties as of December 31, 2008.

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

Performance Graph

The following graph shows a comparison from February 15, 2007 (the date our common stock began trading on the American Stock Exchange, which has currently merged into the NYSE) through December 31, 2008 of cumulative stockholders total return for our common stock, companies we deem to be in our industry peer group and the Russell Microcap Index (IWC).  The comparable companies are Kodiak Oil and Gas Corporation (KOG), Magnum Hunter Resources (MHR) formerly known as Petro Resources Corporation (PRC), and American Oil & Gas Incorporated (AEZ).

All of these cumulative returns are computed assuming the value of the investment in GeoPetro common stock and each stock as $100.00 on February 15, 2007, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable months.  The months compared are February 15, 2007 through December 31, 2008.  We have not declared any dividends to be paid to our common stockholders and do not have any present plans to declare dividends.

COMPARISON OF CUMULATIVE RETURN AMONG GEOPETRO RESOURCES COMPANY,
RUSSELL MICROCAP INDEX (“IWC”) AND SELECTED PEER GROUP ISSUERS

	GPR	KOG	MHR	AEZ	IWC

2/15/2007	$100.00	$100.00	$100.00	$100.00	$100.00
12/31/2007	$103.24	$48.89	$60.92	$100.17	$87.92
12/31/2008	$21.47	$6.89	$10.15	$13.82	$53.04

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

Prior to December 31, 2008, the price received for natural gas was determined pursuant to certain agreements which were in effect with Madisonville Gas Processing, LP (“MGP”).  Pursuant to these agreements, MGP purchased the Company’s untreated natural gas in the Madisonville Field for each of the producing wells and charged the Company a fixed fee to gather, treat, transport and market its natural gas, provided however, that such fees would not exceed the value of the natural gas.  Hydrogen sulphide, carbon dioxide and nitrogen combined comprise about 28% of the gas content. The untreated natural gas is delivered to the Gas Treatment Plant where substantially all the natural gas impurities are removed before delivery to the sales pipeline. As a result of the costs to gather, treat, transport and market the natural gas, we received a net price that is substantially lower than we would otherwise receive if the gas did not contain the 28% of impurities.

Due to weak natural gas prices prevailing in the fourth quarter of 2008, we received only nominal revenues during the month of October 2008 after deducting the costs to gather, treat, transport and market the natural gas.  During the months of November and December 2008, we received no revenue from the sales of natural gas because the costs to gather, treat, transport and market the natural gas exceeded the value of the natural gas produced.

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

The following discusses the accounting estimates that are critical in determining the reported financial results:

Oil and Gas Properties—We follow the full cost method of accounting for oil and gas producing activities as prescribed by U.S. GAAP and, accordingly, capitalize all costs incurred in the acquisition, exploration, and development drilling of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and lease rentals. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of proved oil and gas properties is computed on the units of production method based on all proved reserves on a country by country basis. Unproved oil and gas properties are assessed for impairment either individually or on an aggregate basis. The net capitalized costs of proved oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 2009.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2009.

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	December 4, 2009
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice President of Exploration and	December 4, 2009
David V. Creel	Director

/s/ J. Chris Steinhauser	Chief Financial Officer	December 4, 2009
J. Chris Steinhauser	and Principal Accounting Officer

/s/ J. Chris Steinhauser	Director	December 4, 2009
J. Chris Steinhauser

/s/ Jeffrey Friedman	Director	December 4, 2009
Jeffrey Friedman

/s/ Thomas D. Cunningham	Director	December 4, 2009
Thomas D. Cunningham

/s/ David G. Anderson	Director	December 4, 2009
David G. Anderson

/s/ Nick DeMare	Director	December 4, 2009
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

“Proved Properties” means those properties that are producing oil or gas or on which, based on known geological and engineering data, oil and gas reserves are reasonably certain to exist.

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

“TSX” means the Toronto Stock Exchange.

“Unproved Properties” means properties not yet evaluated through exploration and drilling as to whether or not they have proved reserves.

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

By:	/s/ Stuart J. Doshi	By:	/s/ J. Chris Steinhauser
	Stuart J. Doshi		J. Chris Steinhauser
	President, Chief Executive Officer and Chairman		Chief Financial Officer

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

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas

March 23, 2009

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$770,779	$4,294,565
Trade accounts receivable—oil and gas sales	4,266	965,188
Accounts receivable—other	35,107	345,862
Prepaid expenses	212,938	118,065
Total current assets	1,023,090	5,723,680

Oil and gas properties, at cost (full cost method):
Unproved properties	10,500,498	5,848,195
Proved properties	48,346,939	47,428,750
Gas processing plant	10,707,982	—
Less—accumulated depletion, depreciation and impairment	(16,522,304)	(14,917,700)
Net oil and gas properties	53,033,115	38,359,245

Furniture, fixtures and equipment, at cost, net of depreciation	12,364	26,727
Other assets—deposits and other noncurrent assets	7,436	6,954
Total Assets	$54,076,005	$44,116,606

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$1,137,432	$666,293
Current portion of long term notes payable	600,000	—
Interest payable	1,479	—
Production taxes payable	311,168	407,246
Other taxes payable	20,833	161,032
Royalty owners payable	1,103,830	979,743
Net profits interest payable	—	147,513
Total current liabilities	3,174,742	2,361,827

Long Term Notes Payable	7,019,449	—
Asset Retirement Obligations	59,099	53,726
Total Liabilities	10,253,290	2,415,553

Commitments and Contingencies (Notes 1, 4, and 10)	—	—

Shareholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 34,284,646 and 31,950,970 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	53,397,733	51,492,733
Additional paid-in-capital	2,610,596	2,219,109
Accumulated deficit	(12,185,614)	(12,010,789)
Total shareholders’ equity	43,822,715	41,701,053

Total Liabilities and Shareholders’ Equity	$54,076,005	$44,116,606

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

Oil and Gas Properties—GeoPetro follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition,  exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of proved oil and gas properties is computed on the units of production method based on all proved reserves on a country by country basis. Unproved oil and gas properties are assessed for impairment either individually or on an aggregate basis. The net capitalized costs of proved oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

 Asset Impairment—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  There was no impairment of proved properties indicated at December 31, 2008 or 2007.

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

3.                 SUMMARY OF OIL AND GAS OPERATIONS:

Capitalized costs at year end and costs incurred relating to GeoPetro’s oil and gas properties are summarized as follows:

Capitalized costs as of December 31, 2008 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$44,299,854	$2,388,051	$—	$1 ,659,034	$48,346,939
Unproved properties	6,211,761	1,522,718	1,400,338	1,365,681	10,500,498
Gas processing plant	10,707,982	—	—	—	10,707,982
Less—accumulated depletion and impairment	(12,475,219)	(2,388,051)	—	(1,659,034)	(16,522,304)
Net capitalized costs	$48,744,378	$1,522,718	$1,400,338	$1,365,681	$53,033,115

Costs incurred for the year ended December 31, 2008 are as follows:

Gas processing plant acquisition	$10,707,982	$—	$—	$—	$10,707,982
Exploration	3,854,688	—	376,498	490,973	4,722,159
Development	848,332	—	—	—	848,332
Total costs incurred	$15,411,002	$—	$376,498	$490,973	$16,278,473

Capitalized costs as of December 31, 2007 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$43,451,522	$2,388,050	$—	$1,589,178	$47,428,750
Unproved properties	2,357,072	1,522,718	1,023,841	944,564	5,848,195
Less—accumulated depletion and impairment	(10,940,471)	(2,388,051)	—	(1,589,178)	(14,917,700)
Net capitalized costs	$34,868,123	$1,522,717	$1,023,841	$944,564	$38,359,245

Costs incurred for the year ended December 31, 2007 are as follows:

Property acquisition	$—	$—	$—	$296,189	$296,189
Exploration	401,821	(175,000)	263,956	1,668,899	2,159,676
Development	2,616,090	—	—	—	2,616,090
Total costs incurred	$3,017,911	$(175,000)	$263,956	$1,965,088	$5,071,955

Generally, sales or dispositions of oil and gas properties, including sales of partial interests in prospects, are treated as adjustments to capitalized costs, with no gain or loss recorded.

Proved Oil and Gas Properties—In periods prior to 2006 it was determined that the total net costs in the U.S. and Australian proved cost pool exceeded their net realizable value. Accordingly, impairment write-downs of $4,503,797 were recorded in the prior periods. During 2008 and 2007, the Company recorded impairment write-downs associated with the Canadian proved cost pool due to dry holes of $69,856, and $1,111,151, respectively.

Unproved Oil and Gas Properties—United States—As GeoPetro’s properties are evaluated through exploration, they will be included in the amortization base. Costs of unproved properties in the United States at December 31, 2008, 2007 and 2006 represent exploration costs in connection with GeoPetro’s California and Alaska prospects. The prospects and their related costs in unproved properties have been assessed individually and no impairment charges were considered necessary for the United States properties for any of the periods presented. The current status of these prospects is that seismic data is being interpreted on an on-going basis on the subject lands within the prospects. Drilling in the California and Alaska prospects is expected to commence in 2009 and 2010, and will continue in future periods.

Unproved Oil and Gas Properties—Australia—Unproved costs incurred in Australia represent costs in connection with the exploration of two exploration permit areas in Australia. The prospects and their related costs in unproved properties have been assessed individually and no impairment charges were considered necessary for the Australian properties for any of the periods presented. On June 20, 2007, the Company entered into a contract to sell its Australian Properties to an unaffiliated third party. These costs remaining in unproved properties represent our retained interest. See Note 10.

Unproved Oil and Gas Properties—Indonesia—Unproved costs incurred in Indonesia represent costs in connection with one production sharing contract area and the exploration efforts in Indonesia. The prospect and its related costs in the unproved properties have been assessed individually and no impairment charges were considered necessary for the Indonesian property for any of the periods presented. The current status of this prospect is that seismic data is being interpreted on an on-going basis to identify drilling locations on the subject lands within the prospect. Drilling was commenced on the prospect in early 2007 and is expected to continue in future periods.

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

In December of 2008, C-G Bengara received an additional year extension to the Bengara-II PSC contract anniversary on December 4, 2009 and may be extended for subsequent years subject to further approval based on an annual review of progress and results of appraisal work.

Breakdown of Unproved Oil and Gas Properties—The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2008, by the period in which the costs were incurred:

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

All of the purchase price was allocated to the processing plant, included in oil and gas properties on our consolidated balance sheet as of December 31, 2008.

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

4.5 (6)	Placement Agent Warrant dated August 13, 2007
4.6 (7)	Form of Common Stock Purchase Warrant dated as of various dates, issued to purchasers of promissory notes
10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000
10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997
10.4 (2)	Exploration Permit#408, Dated July 2, 1997
10.5 (2)	Madisonville Field Development Agreement dated August 1, 2005
10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005
10.7 (2)†	The 2001 Stock Incentive Plan
10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan
10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006
10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005
10.11 (2)†	J. Steinhauser Employment Agreement dated June 19, 2000 and amendments dated December 12, 2002, and January 1, 2005
10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004
10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.
10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006
10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007
10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007
10.23 (11)†	Seventh Amendment to Employment Agreement of Stuart Doshi, dated December 29, 2008
10.24 (11)†	Eighth Amendment to Employee Agreement of Stuart Doshi, dated December 31, 2008
10.25 (11)†	Fourth Amendment to Employment Agreement of David Creel, dated December 29, 2008
10.26 (11)†	Fifth Amendment to Employee Agreement of David Creel, dated December 31, 2008
10.27 (11)†	Fourth Amendment to Employment Agreement of J. Chris Steinhauser, dated December 29, 2008
10.28 (11)†	Fifth Amendment to Employment Agreement of J. Chris Steinhauser, dated December 31, 2008
10.29 (8)	Purchase and Sale Agreement dated December 31, 2008
10.30 (9)	Amended and Restated Term Loan Agreement dated December 31, 2008 with Bank of Oklahoma
10.31 (11)	Security Agreement dated December 31, 2008
10.32 (11)	Form of Promissory Note issued by GeoPetro Resources Company to various investors dated various dates from December 23, 2008 to December 26, 2008
10.33 (10)†	Third Amendment to Employment Agreement of J. Chris Steinhauser, dated December 18, 2007
21.1 (11)	List of subsidiaries of GeoPetro Resources
23.1 (11)	Consent of MHA Petroleum Consultants
23.2 (1)	Consent of Hein & Associates LLP
31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.
32.1 (1)	Certification of Chief Executive Officer and Interim Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

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

(7)	Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 7, 2009, and incorporated herein by reference.

(8)	Filed as Exhibit 10.24 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009, and incorporated herein by reference.

(9)	Filed as Exhibit 10.25 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007, and incorporated herein by reference.

(11)	Filed as Exhibit 23.1 to the Company’s Report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2009, and incorporated herein by reference.

†	Indicates a management or compensatory plan or arrangement.