Form 10-Q/A
period 2009-03-31
GEOPETRO RESOURCES CO
filed 2010-02-08
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In connection with our quarterly report on Form 10-Q for the three months ended March 31, 2009, GeoPetro Resources Company (the “Company”) is filing this Amendment No. 1 to include the following information:

1.     With respect to Exhibits 31.1 and 31.2, we revised paragraph 4 of the certifications to include the following text: “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)”.

With the exception of the foregoing changes, no other information in the report on Form 10-Q for the three months ended March 31, 2009 has been supplemented, updated or amended.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2010.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Chris Steinhauser
J. Chris Steinhauser
Vice President of Finance and
Chief Financial Officer, Principal
Accounting Officer and Director