Form 10-K
period 2009-12-31
GEOPETRO RESOURCES CO
filed 2010-03-31
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number  001-16749

GeoPetro Resources Company

(Exact name of registrant as specified in its charter)

California	94-3214487
(State of incorporation)	(IRS Employer Identification Number)

One Maritime Plaza, Suite 700 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 398-8186

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NYSE Amex US

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $13,102,558 based on the closing sale price of $0.47 per share as reported by the American Stock Exchange on June 30, 2009.

The number of shares of the registrant’s common stock outstanding on March 30, 2010 was 34,284,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010, are incorporated by reference into Part III of this Form 10-K.

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

Intercorporate Relationships

We hold 100% of the shares of Redwood Energy Company, a Texas corporation, “Redwood.”  Redwood is the general partner of, and holds a 5% interest in, Redwood Energy Production, L.P., “Redwood LP”, a Texas limited partnership. We are the sole limited partner of Redwood LP and own the remaining 95% partnership interest in Redwood LP. Redwood also holds a 100% interest in Madisonville Midstream LLC, “Madisonville Midstream”, a Texas  limited liability company.

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

Our Company also holds 100% of the shares of GeoPetro International Ltd., a British Virgin Islands company.

GENERAL DEVELOPMENT OF THE BUSINESS

During the past three years, we have conducted leasehold acquisition, exploration and drilling activities on our North American and Indonesian prospects. These projects currently encompass approximately 377,506 gross (163,590 net) acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

In December 2000, we acquired working interests in oil and natural gas leases in the Madisonville Field in Madison County, Texas, including interests in the Rodessa Formation. Also included in the acquisition was the Magness Well, an existing well that had been drilled, cased and production tested in the Rodessa Formation. In October 2001, we re-completed and tested the Magness Well over a 12-day period. In October 2002, we drilled, completed and successfully tested an injection well to dispose of waste products resulting from the treating process for gas produced from the Rodessa Formation. The Madisonville Field gas treatment plant and associated pipelines, which were built specifically for this project, were placed into service in May 2003, and the Magness Well began production in late May 2003. Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field, and the Madisonville Project was our primary source of revenue in 2009. The first development well in the Madisonville Field, the Fannin Well, was drilled in 2005 and was tested at rates of up to 25.7 MMcf/d. In 2006, we drilled the Wilson and Mitchell wells. Presently, the Fannin, Mitchell and Magness wells are producing while the Wilson well is shut-in awaiting a fracture stimulation. We own a 100% working interest in the four wells. Historically, our wells have been production constrained by the gas treatment plant at the Madisonville Field, which had a design treating capacity limit of approximately 18,000 Mcf per day. In 2005, we entered into an agreement with the then plant owner, Madisonville Gas Processing, LP (“MGP”), an unaffiliated third party, which required, among other things, that MGP expand the design treating capacity of the plant from 18,000 to 68,000 Mcf per day to treat additional volumes from our producing wells. In late 2007, MGP began operations of the additional treating facilities and the additional treating capacity at such facilities; however, full operations were never reached due to the presence of diamondoids in the gas stream produced from the Rodessa Formation.  On December 31, 2008, GeoPetro acquired the MGP gas treatment plant, as well as the related gas gathering pipelines and facilities.   This acquisition has allowed the Company to improve operating efficiencies by consolidating the upstream and midstream portions of Madisonville project. By owning the midstream portion of the Madisonville project, we not only expect better net price realizations and operational efficiencies (i.e. improved volume realizations), but we also will control the timing and design of the current expansion of the plant facilities as well as future expansions, if needed.   See “Properties — Description of the Properties — Texas — The Madisonville Midstream Gas Treatment Plant and Gathering Facilities.”

In February 2010, we sold our entire working interest in our Alaskan Cook Inlet Project for cash and retained certain royalties.  See “Properties — Description of the Properties — Alaska — Alaskan Cook Inlet Project.”

As of March 31, 2010, we have 34,284,646 shares of common stock and 7,523,000 shares of Series B convertible preferred stock outstanding.

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

As of December 2009, we have re-completed an existing producing well and drilled three additional wells and an injection well in the Madisonville Project as operator. In addition, we may drill oil, gas and disposal wells in the future as the operator and will be required to obtain local government and other permits to drill such wells. There can be no assurance that such permits will be available on a timely basis or at all. Texas and other states have statutes or regulations pertaining to conservation matters which, among other matters, regulate the unitization or pooling of gas properties and the spacing, plugging and abandonment of such wells and set limits on the maximum rates of natural gas that can be produced from gas wells.

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

We own 12% of C-G Bengara which in turn owns an interest in an oil and gas project located in Indonesia. We have farmed out our interest in this project to a third party who is the operator of this project. In exploring for, drilling and developing this property, this operator will be required to comply with the environmental, conservation, tax and other laws and regulations of Indonesia. We own non-operated working interests in oil and gas projects located in Canada.  In exploring for, drilling and developing these properties, these operators will be required to comply with the environmental, conservation, tax and other laws and regulations in Canada.

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

Briefly, through the use of a seismograph, a seismic survey sends pulses of sound from the surface down into the earth, and records the echoes reflected back to the surface. By calculating the speed at which sound travels through the various layers of rock, it is possible to estimate the depth to the reflecting surface. It then becomes possible to infer the structure of rock deep below the earth’s surface. We evaluate substantially all of our exploratory prospects using 2-D seismic data. In addition, we own a license as to approximately 12 square miles of 3-D seismic data covering our leasehold and adjacent lands in the Madisonville Project.

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

Principal Products

Our principal products are the production of natural gas from properties in which we own an interest. Since our inception, we have realized only limited production of natural gas from the properties in which we own an interest. We have working interests in various undeveloped oil and gas properties. See “Properties” for a general description of these properties.

During the last three fiscal years, 100% of our revenues have been derived from the sale of natural gas. Substantially all of our natural gas sales have been generated by three producing wells, the Magness #1, Fannin #1 and Mitchell #1 wells, located in the Madisonville Field in East Texas. Natural gas produced by the wells is delivered to a gathering pipeline and transported to a nearby gas treatment plant where it is treated to remove impurities. On December 31, 2008, we purchased this natural gas treatment plant and related gathering pipeline from Madisonville Gas Processing, LP (“MGP”), an unaffiliated third party.   Prior to the plant being purchased, our untreated natural gas was sold at the well head to MGP.  Upon completion of the purchase of the treatment plant and gathering pipeline facilities, all future natural gas sales will occur upon delivery to our common carriers.   From the plant, the natural gas is transported approximately nine miles to one of two common carrier pipelines from which point it is delivered to the greater Dallas, Texas area. The price received for the natural gas is the Houston Ship Channel price index less certain adjustments for the quality of the gas delivered and gathering and transportation costs.

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

Seasonality of Business

Our business is not seasonal.

Working Capital Items

The majority of our current assets are in the form of cash received from the sale of natural gas from our Madisonville Project in Texas, amounts received from issuance of long-term notes, bridge loans, and from the sale of common and preferred stock in private placements. We use this cash to pay for the cost of our operations, service of debt facilities, and other administrative activities. For further information see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

Substantially all of our revenues to date have been derived from sales to two customers, Luminant Energy Company, and ETC Katy Pipeline, Ltd., of natural gas produced from our Madisonville Project in Texas. We have not committed any forward sales of our natural gas. We contract to sell the gas with spot-market based contracts that vary with market forces. No other customer accounts for in excess of 10% of our revenues.  The loss of either of these customers could result in the loss of our revenues, which would have a material adverse effect on our results of operations.  See “Risk Factors”.

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

Employees

Currently, we have 20 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including geologic, geophysical, petroleum, reservoir & drilling engineering, land, legal, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our natural gas and oil.

Available Information

We maintain a website located at http://www.geopetro.com and electronic copies of our annual, quarterly and current reports, and any amendments to those reports, as well as our code of ethics, are available free of charge under the Investor

Relations link on our website.  This information is available on our website, as soon as practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

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

Risks Related to Our Business

As of December 31, 2009, we have gross capitalized costs totaling $70 million as proved and unproved oil and gas properties and gas processing plant whereas we have generated revenues of only $40 million since January 1, 2003 and revenues of only $4.1 million during the fiscal year ended December 31, 2009.

Since inception, our activities have been primarily related to acquiring and exploring leasehold interests in oil and natural gas properties in Texas, California, Alaska, Canada, Indonesia and Australia. We incur substantial acquisition and exploration costs and overhead expenses in our operations, and until 2003, excluding minor interest and dividend income, our only significant cash inflows were the recovery of capital invested in projects through sale or other divestitures of interests in oil and gas prospects to industry partners. As a result, we have sustained an accumulated deficit through December 31, 2009 of $38.2 million. Our production activities were commenced in May 2003. Since May 2003, over 98% of our revenue has been generated from natural gas sales derived from wells in the Madisonville Field in Texas. It is possible that in the future we will be unable to continue to generate revenues from our sales of natural gas from our Madisonville Field wells because our proved reserves decline as reserves are produced from the wells. The drilling of exploratory oil and natural gas wells is highly speculative and often unproductive. Our participation in future drilling activities to explore, develop and exploit the properties in which we have an interest, or in which we may acquire interests, may be unsuccessful, may fail to generate positive cash flow, and may not enable us to maintain profitability in the future.

We may be unable to integrate successfully the operations of the Madisonville Gas Treatment Plant with our operations and we may not realize all the anticipated benefits of the Madisonville Gas Treatment Plant.

We formerly contracted with Madisonville Gas Processing, LP, (“MGP”) which owned and operated gathering pipelines and a dedicated natural gas treatment plant (which we refer to as the Madisonville Gas Treatment Plant), to treat impurities in the natural gas generated by our Madisonville Project.  Effective December 31, 2008, we acquired the Madisonville Gas Treatment Plant from MGP through our indirect wholly-owned subsidiary, Madisonville Midstream LLC.  We plan to complete the expansion of the Madisonville Gas Treatment Plant’s treatment capacity from 18 MMcf/d to 68 MMcf/d.  Operations in the additional facilities were suspended by MGP in December 2007 in order to deal with the presence of diamondoids in the gas stream produced from the Rodessa Formation.  During March 2009,  the Fannin, Magness and Mitchell wells are producing at a combined restricted rate of approximately 6.5 MMcf/d while the Wilson  well is shut-in.    There can be no assurance that we will be able to accomplish the expansion and achieve a full treatment capacity of 68 MMcf/d.

Even if we are able to successfully complete the expansion of the Madisonville Gas Treatment Plant from 18 MMcf/d to 68 MMcf/d, third parties may seek access to the plant through regulatory proceedings, which could limit our use of the Plant and disrupt our production operations.

Third parties have, and may in the future, seek access to the Madisonville Gas Treatment Plant through regulatory proceedings, which could restrict our access to the Plant, disrupt our production operations and negatively impact our revenues.  An example of such a proceeding is the complaint filed by Crimson Exploration Inc. (“Crimson”) with the Texas Railroad Commission described under “Properties — Description of the Properties — Texas — The Madisonville Gas Treatment Plant and Gathering Facilities.”  On August 9, 2006, the Texas Railroad Commission issued an order requiring MGP to ratably process, take, transport or purchase natural gas produced by Crimson into the Madisonville Gas Treatment Plant.  Since Crimson now has the right to have its natural gas treated at the Plant, our ability to treat our own natural gas will be reduced to the extent of Crimson’s usage.  Crimson is not currently utilizing any of the Plant’s capacity.  Crimson’s usage could increase in the future.

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

Substantially all of our oil and natural gas revenues for the years ended December 31, 2009 and 2008 were derived from the Madisonville Project. In connection with that project, we have contracted with Gateway Processing Company, (“Gateway”) which operates a sales pipeline for natural gas.

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

100% of our natural gas sales and revenues for the years ended December 31, 2009 and 2008 were derived from the Madisonville Project. During 2009 and 2008, 100% of our revenues have been derived from sales by MGP to two customers, Luminant Energy Company, LLC, and ETC Katy Pipeline, Ltd. The loss of, or material nonpayment by one of these customers could impact the price we receive for our gas sold due to lessened competition. The loss of, or material nonpayment by, both customers could result in a  loss of our revenue.  Our customers may be subject to their own operating risks which could increase the risk that they could default on their obligation to us.

Unless we replace our oil and natural gas reserves, our reserves and production will decline.

The volume of production from oil and natural gas properties generally declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our proved reserves will decline as reserves are produced from our properties unless we are able to acquire or develop new reserves. The business of exploring for, developing or acquiring reserves is capital intensive. For example, as of December 31, 2009 we have capitalized costs totaling $70 million as proved and unproved oil and gas properties and gas processing plant. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. Even if we are able to raise capital to develop or acquire additional properties, no assurance can be given that our future exploitation and development drilling activities will result in the discovery of any reserves.

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

Reservoir engineering, geophysics and geology are not exact sciences and the results of studies and tests used to make such evaluations are sometimes inconclusive or subject to varying interpretations. As such, there is no certain way to know in advance whether any of our prospects will yield oil and natural gas in commercial quantities. Further, it is possible that we will participate in the drilling of more dry holes than productive wells or that all or substantially all of the wells drilled will be dry holes. The drilling of dry holes on prospects in which we have an interest could adversely affect their values and our decision to undertake further exploration and development drilling of such prospects. It is not certain or predictable whether, and no assurance can be made that, the wells drilled on the properties in which we have an interest will be productive or, if productive, that we will recover all or any part of our investment in the properties. In sum, our participation in future drilling activities may not be successful and, if unsuccessful, such failure will negatively impact our revenues and have a material adverse effect on our results of operations and financial condition. Our natural gas sales and revenues were $4,077,355 and $6,152,542 for the years ended December 31, 2009 and 2008, respectively. Future revenues could decline from those levels if our future drilling efforts are not successful. Furthermore, as of December 31, 2009 we have net capitalized costs totaling $31 million as proved and unproved oil and gas properties and gas processing plant. Should our future drilling activities be unsuccessful, we may then be required to record an impairment charge equal to a portion of, or all, of the capitalized costs resulting in an immediate adverse impact on our results of operations and financial position.

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

From time to time, there has been a general shortage of drilling rigs, equipment, supplies and oilfield services in North America and Indonesia.  In addition, the costs and delivery times of rigs, equipment and supplies have risen when short supply of equipment existed in the past. There can be no assurance that sufficient drilling and completion equipment, services and supplies will be available when needed. Shortages could delay our proposed exploration, development drilling, and sales activities, which could have a material adverse effect on our results of operations. Our natural gas sales were $4.08 million for the year ended December 31, 2009. Future revenues could decline from those levels if we experience delays in our proposed exploration, development drilling, and sales activities. The demand for, and wage rates of, qualified rig crews have risen in the drilling industry due to the increasing number of active rigs in service. If the demand for qualified rig crews continues to rise in the drilling industry, then the oil and gas industry may experience shortages of qualified personnel to operate drilling rigs. This could delay our drilling operations and adversely affect our financial condition and results of operations.

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

Risks associated with recent economic trends have adversely affected, and could further adversely affect our financial performance.

As widely reported, the global financial markets have been experiencing extreme disruption in the past year, including severely diminished liquidity and credit availability. Concurrently, we have experienced a global recession. We believe these conditions have adversely impacted our financial position as of December 31, 2009 and our liquidity for the twelve months ended December 31, 2009.  Our financial condition and performance could be further negatively impacted if either of these conditions continues to exist for a sustained period of time, or if there is further deterioration in financial markets and major economies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and abroad.

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

If one or more of these events occurs, we could incur substantial liabilities to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition and results of operations, or we could lose properties in which we have invested significant sums (totaling $70 million) which are capitalized as proved and unproved oil and gas properties and gas processing plant as of December 31, 2009.

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

We are not presently aware of any environmental liabilities or able to predict the ultimate cost of liabilities not yet recognized.  We have not established a separate reserve fund for the purpose of funding any possible future environmental liability.  As a result, we may not be able to satisfy these obligations, if they occur.  Any such costs incurred will be funded out of our cash flow from operations.  If we are unable to fully fund the cost of remedying an environmental obligation, we might be required to suspend operations or enter into interim compliance measures pending satisfaction of the liability, which could have an adverse affect on our financial condition and results of operations.  We have recorded an asset requirement obligation in connection with the estimated future costs to plug certain wells at our Madisonville Project in Texas upon abandonment totaling approximately $65,000 as of December 31, 2009.  See “Business — Regulation.”

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

Potential regulations regarding climate change could alter the way we conduct our business.

Governments around the world are beginning to address climate change matters. This may result in new environmental regulations that may unfavorably impact us, our suppliers and our customers. The cost of meeting these requirements may have an adverse impact on our financial condition, results of operations and cash flows.

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

It is possible that BP Migas could terminate our entire Production Sharing Contract (“PSC”) if it is determined that the hydrocarbons we have discovered are not in commercially producible quantities.  Our Indonesian PSC requires us and our partners to submit to and receive approval from BP Migas for a “Plan of Development”  by specified dates in order to maintain our oil and natural gas rights. See “Properties—Description of the Properties—Indonesia.” If we do not establish commerciality and receive an approved Plan of Development for the PSC, or successfully renegotiate the terms, all or part of our contract may be terminated. If this contract is terminated, we would also lose all of our investment in that overseas prospect. If we forfeit our interest in the contract area, it will be necessary to record an impairment write-down equal to the net capitalized costs recorded for the area forfeited. This could have a material adverse impact on our financial condition and results of future operations in future periods. If approval of a Plan of Development is not obtained and if further deferrals of such obligations are not secured, we will need to record an impairment charge equal to the amount of costs capitalized which were approximately $584,000  as of December 31, 2009, and we may lose all of our rights in the Bengara Block.

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

While no assurances can be given that our current management resources will enable us to succeed as planned, a loss of one or more of our current directors, officers or key employees could severely and negatively impact our operations and delay or preclude us from achieving our business objectives. Stuart Doshi and David Creel, two members of our senior management team, have a combined experience of approximately 80 years in the oil and gas industry.  We could suffer the loss of key individuals for one reason or another at any time in the future. There is no guarantee that we could attract or locate other individuals with similar skills or experience to carry out our business objectives. We maintain “key man” insurance with respect to our Chief Executive Officer, Stuart Doshi.

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

As of December 31, 2009 our directors and officers beneficially own approximately 18.7% of our outstanding common stock. This shareholding level will allow the directors, officers and certain beneficial owners to have a significant degree of influence on matters that are required to be approved by shareholders, including the election of directors and the approval of significant transactions. The short-term interests of our directors, officers and certain beneficial owners may not always be aligned with the long-term interests of our public shareholders, and vice versa. Because our directors, officers and certain beneficial owners have a significant degree of influence on matters that are required to be approved by our shareholders, they could influence the approval of transactions.

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

In 2010 we will need to raise capital.  Due to the tight credit markets and prolonged downturn in the stock market, funds may not be available, or may be available only on unfavorable terms. Due to the decrease in our stock price, we may need to sell more shares to raise the same amount of money than we would have in the past, resulting in greater dilution to existing shareholders than would be the case if our stock price was higher and this trend could continue.  We have scheduled exploratory and development well drilling and workover activity during 2010 and future periods on our proved and unproved properties. It is anticipated that these activities together with others that we may undertake will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farmout certain of our projects to finance our continued participation in planned activities; however, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

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

If our options and warrants are exercised for common shares, holders of our common stock will experience immediate and, depending on the magnitude of the exercises, substantial dilution. As of March 31, 2010, 34,284,646 shares of our common stock are outstanding, 7,523,000 shares of our Series B Preferred stock are outstanding, 1,561,547  shares of our common stock are issuable upon exercise of warrants and 2,004,000  shares of our common stock are issuable upon exercise of options and 7,523,000 shares of our common stock are issuable upon conversion of the series B Preferred Stock.

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

Non- U.S. holders of our common shares may be subject to U.S. federal income tax on the sale of our common shares and purchasers may have IRS withholding requirements

Since we believe that we are a United States real property holding corporation, gain recognized by a non-U.S. holder on the sale of our common shares will be subject to U.S. federal income tax at normal graduated rates, and a purchaser will be required to withhold for the benefit of the IRS 10% of the purchase price, unless certain trading requirements are met. There is an exemption from U.S. federal income tax for non-U.S. holders of 5% or less of our common shares (and therefore no tax withholding requirements) if our common shares are “regularly traded on an established securities market.”  In the event that 100 or fewer persons own 50% or more of our common shares (which had been, may now be and may continue to be, the case), temporary Treasury Regulations provide that our common shares will be “regularly traded on an established securities market” for a calendar quarter if the established securities market is located in the United States and our common shares are regularly quoted by more than one broker or dealer making a market in our common shares; our common shares are currently listed on the NYSE Amex (which constitutes an established United States securities market for this purpose) and are being regularly quoted. There can be no assurance, however, that our common shares will continue to be regularly traded on an established securities market for this purpose in any particular calendar quarter so as to avoid U.S. federal income tax on the sale of our common shares by non-U.S. holders of 5% or less of our common shares and the withholding requirement on the purchaser.

At such time that it is no longer the case that 100 or fewer persons own 50% or more of our common shares, under temporary Treasury Regulations, our common shares would also be “regularly traded” on an established securities market for a calendar quarter if:  (a) our common shares trade, other than in de minimis quantities, on at least 15 days during the calendar quarter; (b) the aggregate number of our common shares traded during the calendar quarter is at least 7.5% of the average number of our common shares outstanding during such calendar quarter (reduced to 2.5% if there are 2,500 or more record shareholders); and (c) in the event that our common shares are traded on an established securities market located outside the United States, the common shares are registered under Sec. 12 of the Securities Exchange Act of 1934. See “Material Income Tax Consequences — Dispositions of Common Shares” for a more detailed discussion.

There is a limited public market for our common shares, and the ability of our shareholders to dispose of their common shares may be limited.

Our common shares have been trading on the NYSE Amex (formerly the American Stock Exchange) since February 15, 2007. We cannot foresee the degree of liquidity that will be associated with our common shares. A holder of our common shares may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The purchase and sale of relatively small common share positions may result in disproportionately large increases or decreases in the price of our common shares. A trade involving a large number of common shares could have an exaggerated effect on the reported market price of our common shares.

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that substantial sales may occur, could cause the market price of our common stock to decrease. Substantially all of the shares of our common stock are freely transferable or will be transferable in compliance with restrictions under the Securities Act of 1933, as amended.  In 2010, we will need to raise additional working capital and investors may be subject to further dilution if we sell additional common shares or issue additional common shares in connection with future financings. If a significant number of our common shares are sold in the public market, the market price of our common shares could be depressed. This could hamper our ability to raise capital by issuing additional equity securities.

We will continue to incur significant expenses as a result of being a public company, which may negatively impact our financial performance.

We have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission, or SEC, and the NYSE Amex, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations has increased our expenses, including our legal and accounting costs, and made some activities more time-consuming and costly. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Furthermore, any additional increases in legal, accounting, insurance and certain other expenses that we may experience in the future could negatively impact our financial performance and have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office consists of 2,956 square feet and is located at One Maritime Plaza, Suite 700, San Francisco, CA 94111 until April 30, 2010.  The new principal executive office contains 4,201 square feet and is located at 150 California Street, Suite 600, San Francisco, CA 94111 effective May 1, 2010 thru April 30, 2017.

Description of the Properties

Our current oil and natural gas exploration, appraisal and development drilling activities are focused in four distinct project areas as follows:

•       United States—Texas (East Texas and onshore South Texas regions), Alaska (onshore Cook Inlet area) and California (onshore San Joaquin basin);

•       Canada—Alberta (central Alberta basin);

•       Indonesia—onshore and offshore East Kalimantan Province; and

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

Texas

Madisonville Project, Madison County, East Texas

We own and operate the interest in the Madisonville Project in Madison County, Texas. We own working interests in approximately 4,557 gross and net acres of leases in the Rodessa Formation interval, as well as approximately 4,447 gross and net acres of leases as to depths below the Rodessa Formation interval. We also own a license as to 12.5 square miles of 3-D seismic data over the Madisonville Field.

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

Our working interest covers the Rodessa Formation at approximately 12,000 feet of depth. The Rodessa reserves are being developed through the recompletion of the Magness Well and the drilling of additional proved undeveloped locations. Production began in May 2003 and stabilized at a rate of 18 MMcf/d of raw gas from the Magness Well. In 2006, we drilled the Wilson and Mitchell wells. We own a 100% working interest (70% net revenue interest) in the Wilson and Mitchell wells.  The Magness, Fannin and Mitchell wells are currently producing at a combined restricted rate of approximately 6.5 MMcf/d while the Wilson well is shut-in. Current net sales production is approximately 3.0 MMcf/d. In addition, we own a working interest in certain leases and farmout rights which cover depths below the Rodessa Formation.

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

Originally, the MGP Agreement required MGP to complete the additional treating facilities by March 1, 2006.  However, due to events of force majeure, construction of the additional treating facilities was delayed.  In early November 2007, MGP began testing the additional treatment facilities by accepting 20 MMcf/d at the inlet.   Subsequently in December 2007, MGP suspended the operations of the additional treatment facilities in order to make modifications to more effectively deal with the presence of diamondoids in the gas stream produced from the Rodessa Formation. A diamondoid is a rare, naturally occurring compound that can segregate out of the gas stream upon a decrease in temperature and pressure and as such, could cause operational problems for the nitrogen rejection portion of the additional treating facilities.  MGP obtained a detailed laboratory composition analysis of the diamondoids which indicated that removal of the diamondoids will require flowing the natural gas stream through a diesel contactor after the gas stream has had the hydrogen sulfide and carbon dioxide removed.  MGP also conducted a field pilot test which successfully confirmed the laboratory results.  Through this contactor process, the diesel will absorb the diamondoids from the gas stream prior to entry into the nitrogen removal tower.

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

The effective date of the acquisition was December 31, 2008 and the current owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We expect to complete installation of the system modifications required in the new plant in 2010.  In the meantime, the existing, in service portion of the plant continues to operate with a capacity of approximately 18 million cubic feet per day of inlet gas.

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

To date, Crimson has drilled and completed two wells to a depth of approximately 12,635 feet. Crimson has also drilled an injection well for disposal of waste products resulting from the treatment of their natural gas.  Crimson has not delivered any natural gas to the treatment plant since August 2009.

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

Alaska

The Cook Inlet Alaska Project

Over the past five years, we acquired a 100% working interest in approximately 123,000 acres onshore in the Cook Inlet region of Alaska (the “Alaskan Leases”). The leasehold position consists of two separate target areas, the Point MacKenzie Prospect and the Trading Bay Prospect, which have been selected for oil and gas exploration. The Point MacKenzie Prospect is located twelve miles northwest of Anchorage. The Trading Bay Prospect is located fifty miles west of Anchorage across the Cook Inlet. GeoPetro believes that the acreage may contain significant accumulations of conventional oil and gas and coal bed methane.

On February 26, 2010, we sold our entire working interest in the Alaskan Leases to Linc Energy (Alaska) Inc. (“Linc”).  Linc is a wholly-owned subsidiary of Linc Energy Ltd., an Australian-based company publicly traded on the Australian Stock Exchange.

Linc will acquire all of the Alaskan Leases for the following consideration:

a.               A cash payment of $1.0 million will be deposited by Linc in an escrow account, to be released to us upon approval of the assignments of the Alaskan Leases to Linc.

b.              In addition, we will receive a $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the Alaskan Leases.

c.               After we have received the $4.0 million payment specified in paragraph (b) above, we will thereafter receive an overriding royalty interest of 10% of 8/8ths in and to the Alaskan Leases issued by the State of Alaska and the Alaska Mental Health Trust (which comprise over 99% of the Alaskan Leases), and an overriding royalty interest of 7% of 8/8ths in and to the Alaskan Leases issued by Cook Inlet Region, Inc. on conventional oil and gas production and coal bed methane production.

d.              Linc has agreed to pay all of the costs of maintaining the Alaskan Leases at least through the end of the primary terms thereof.

e.               Following the lessors’ approval of the assignments of the Alaskan Leases into Linc, Linc will diligently commence and prosecute the drilling of the Frontier Spirit #1 exploration well to evaluate a conventional oil and gas prospect identified and developed by us.

The initial reserve target in the Cook Inlet Project was identified by us after we reprocessed certain 2-D seismic data acquired from AMOCO on the Point MacKenzie Block. The prospect is estimated to cover approximately eighteen sections (11,500 acres) under structural closure, and will target conventional gas reserves in the Middle and Lower Tyonek Formations reaching to a depth of approximately 8,000 feet.  We have constructed a drill pad and access road at the Frontier Spirit #1 location which will be located less than two miles from the Enstar 20” natural gas pipeline. The Frontier Spirit #1 well is expected to be drilled by Linc in 2010.

Preliminary log analysis and seismic data indicate the Point MacKenzie and Trading Bay Blocks may contain conventional accumulations of natural gas reserves in Tertiary sandstones in addition to the prospect identified at the Frontier Spirit #1 location. Structural anticlines and/or domes occur on the lease blocks and may contain large undrilled gas reservoirs. Sandstone units also pinch-out toward the margins of the basin and may have formed stratigraphic traps on the lease blocks. In the past, oil and gas exploration has focused on oil production and anticlinal gas traps, but stratigraphic accumulations have been largely unexplored in the Cook Inlet.

Additional potential on the Alaskan Leases may be realized from the development of coal bed methane reserves. The coals occur in seams which are commonly 20 feet thick and can be as thick as 70 feet. Accessible onshore areas have 200 to 300 feet of aggregate coal thickness shallower than 5,000 feet. Estimated gas content for these coals ranges from 80 to 250 standard cubic feet per ton. Testing for coal bed methane has been restricted to a very small number of bore holes and is almost completely unknown for most of the inlet.

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

We expect that a well will be drilled, either by us or through a farmout arrangement with a third party, to a depth of 18,000 feet in 2011.

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

Terms of Participation in the Bengara Block

The Bengara II PSC is a “standard terms” PSC employed by BP Migas for all oil and natural gas concessions in Indonesia. Generally, the joint venture participants are entitled to receive, from production proceeds, 100% of expenditures in the block as “cost recovery”. Once these costs are recovered, C-G Bengara is entitled to a production share of approximately 26.7% of oil produced and 62.5% of all natural gas produced. We will be entitled to 12% of C-G Bengara’s share of any such production. Sharing terms for certain categories of oil vary slightly as defined in the Bengara II PSC. The term of the contract is thirty years from December 1997 or a shorter period if C-G Bengara elects to terminate its obligations under the contract or if no commercial hydrocarbons are discovered within the contract area. At the end of six years, unless mutually extended by C-G Bengara and BP Migas, the contract expires if no commercially producible hydrocarbons have been discovered in the contract area. C-G Bengara and BP Migas have mutually extended the early termination provisions until December 3, 2011. C-G Bengara may terminate the contract at any time by relinquishing all of its rights and obligations under the contract area. C-G Bengara is required to relinquish 25% of the contract area within the first three years of the contract, a further 25% of the contract area within six years from the commencement of the contract and an additional area within the first ten years so that the area retained thereafter shall not be in excess of 970 square kilometers, or 20% of the original total contract area, whichever is less. C-G

Bengara may designate which areas are to be relinquished subject to approval by BP Migas. C-G Bengara’s obligation to relinquish parts of the original contract area under these provisions does not apply to the surface area of any field in which petroleum has been discovered. To date, acreage has been relinquished by C-G Bengara in accordance with the terms of the Bengara II PSC such that the remaining acreage within the Bengara II PSC totals approximately 240,000 acres, or 970 square kilometers.  The remaining 240,000 acres is considered by C-G Bengara to be the most prospective portion of the original 1.2 million acre block.

C-G Bengara is required to pay to BP Migas specified amounts based on achieving certain cumulative production quantities of crude oil from the contract area when and if commercial production is established. These production bonuses are as follows:

Cumulative Production	Cash Bonus Due
25,000,000 boe	$500,000
60,000,000 boe	$1,500,000
100,000,000 boe	$2,500,000

In order to maintain the Bengara II PSC in effect, C-G Bengara was required to complete the work programs and expenditures totaling $25 million during the first ten years of the contract.  C-G Bengara has fulfilled such minimum work and cash expenditure requirements.

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

Current and Planned Activities in the Bengara Block

In accordance with the terms of our agreement dated September 29, 2006 pursuant to which we sold 70% of our interest in C-G Bengara to CNPC, CNPC:

1.                                       Purchased 14,000 and 21,000 shares of C-G Bengara from us and Continental, respectively, at a cost of $1 per share. As a result of the transaction, we and Continental own 6,000 and 9,000 C-G Bengara shares, respectively, retaining a 12% and 18% interest in C-G Bengara, respectively.

2.                                       Paid the sum of $18.7 million (the “Earning Obligation”) into a special joint venture account at a Hong Kong international bank. The funds were expended exclusively to pay for exploration and/or appraisal drilling in the Bengara II PSC area.

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

During 2007, C-G Bengara drilled a total of four wells on the Bengara II PSC: the Seberaba-1, the Seberaba-3, the Seberaba-4, and the Punga-1. The technical information provided by drilling and testing results to date confirm the presence of an oil accumulation. However the data is not yet adequate to conclusively demonstrate the extent of the oil accumulation or that it has sufficient size of oil reserves to economically justify a full commercial development. Further technical information is required prior to commencing development.  C-G Bengara has prepared a preliminary plan of development for the Seberaba discovery based upon drilling and testing results from the Seberaba-1 and 3 wells. In addition to these well test results, C-G Bengara believes additional technical information is needed prior to finalizing the formal plan of development and submitting it for approval to Indonesian oil and gas authorities. Approval of the formal plan of development will automatically invoke the final 20-year production period of the Bengara-II PSC through December 4, 2027.

During 2009 C-G Bengara awarded a contract to a seismic acquisition contractor to conduct a seismic acquisition program in the Bengara-II Block.  Work is presently underway to acquire a total of 120 square kilometers of 3D seismic and 844 line kilometers of 2D seismic at an estimated acquisition cost of $ 28.5 million. The primary objective of the 3D seismic program is to further define and delineate the Seberaba oil discovery and the Makapan gas/condensate discovery. CGB2 is eyeing a joint development of Makapan gas with Seberaba oil to achieve economies of scale and provide a gas source for fuel, pressure maintenance, and artificial lift of oil.

A large part of the 2D seismic program is also intended to provide additional definition of other exploration prospects in the Bengara-II Block to firm up new exploration drilling targets for a proposed 2010/2011 drilling program. A large portion of the seismic acquisition program shall be conducted in the logistically difficult and higher cost “transition zone” between a shallow marine offshore and onshore setting. The eastern portion of the Block is located mostly onshore but partially offshore in the shallow waters of the Sulawesi Sea and the Bulungan River delta.

C-G Bengara has received approval of the Indonesian government for an extension of time under the Bengara-II PSC to appraise, assess, and justify the economic feasibility of commercial development of the apparent oil discovery made on the Seberaba prospects during exploratory drilling in 2007 as noted above.  The extension is valid until December 3, 2011 and may be extended for subsequent years subject to further approval based on an annual review of progress and results of appraisal work.

CG Xploration

In November 2005, we and Continental formed CG Xploration to pursue new venture oil and gas exploration and production projects and obtain new exploration concessions in Indonesia. CG Xploration Inc. is incorporated in Delaware and is owned 50% by us and 50% by Continental. CG Xploration Inc. may acquire new venture opportunities on behalf of ourselves and Continental. To date, CG Xploration has not completed any acquisitions.

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

Proved Reserves Disclosures

Recent SEC Rule-Making Activity   In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. The most significant amendments to the requirements that impact us included the following:

•                  Commodity Prices — Economic producible reserves and discounted cash flows are now based on a 12-month average net natural gas price unless contractual arrangements designate the price to be used.

•                  Disclosure of Unproved Reserves — Probable and possible reserves may be disclosed separately on a voluntary basis.  We are not presently disclosing probable and possible reserves, but may do so in the future.

•                  Proved Undeveloped Reserves Guidelines — Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time.

•                  Reserves Estimation Using New Technologies — Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•                  Reserves Personnel and Estimation Process — Additional disclosure is required regarding the qualifications of the chief technical person(s) who oversee the reserves estimation process.  We are also required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•                  Disclosure by Geographic Area — Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and gas proved reserves.  We presently do not report reserves in foreign countries or continents, but may do so in the future as a result of our exploration activities.

•                  Non-Traditional Resources — The definition of oil and gas producing activities has expanded and focuses on the marketable product rather than the method of extraction.

We adopted the rules effective December 31, 2009.

Effect of Adoption -  Application of the new reserve rules resulted in the use of a lower natural gas price at December 31, 2009 than would have resulted under the previous rules. The new pricing methodology rules resulted in a lower net present value (PV-10) of economically producible reserves.  The prices under the new rules were $3.11 per Mcf for natural gas adjusted for energy content, quality and basis differentials. Under the new rules, this resulted in a year-end ceiling test write-down of $19.8 million associated with the US full cost pool.  Had we used the price prevailing on December 31, 2009 of $5.45 per Mcf for natural gas, there would have been no year-end ceiling test write-down. Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

Use of new 12-month average pricing rules at December 31, 2009 also resulted in a decrease in economically producible proved reserves of approximately 1.03 Bcf. Use of the old year-end prices rules would have resulted in a decrease in proved reserves of approximately 0.53 Bcf at December 31, 2009. Therefore, the total impact of the new price methodology rules resulted in negative reserves revisions of 0.5 Bcf.

The use of the new pricing methodology had an insignificant impact on our depletion expense in the fourth quarter of 2009.

Internal Controls Over Reserves Estimates   Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

The Company engaged the independent petroleum engineering firm, MHA Petroleum Consultants, LLC (“MHA”) to prepare the Company’s reserve estimates at December 31, 2009, 2008 and 2007. MHA is a Denver based group of approximately 30 professional engineers and geologists providing a wide range of technical services to the petroleum industry.  Within MHA, the technical persons primarily responsible for preparing the estimates set forth in the MHA reserves report incorporated herein are Mr. John Arsenault and Mr. Dennis Holler.  Mr. Arsenault has been practicing consulting petroleum engineering at MHA since 2006, and has over 23 years of practical experience in petroleum engineering, with over 10 years experience in the estimation and evaluation of reserves. Mr. Holler has been practicing consulting petroleum geology at MHA since 2001.  Mr. Holler has over 35 years of practical experience in petroleum geology, with over 25 years experience in the estimation and evaluation of reserves. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geosciences evaluations as well as applying SEC and other industry reserves definitions and guidelines. MHA evaluated properties representing 100% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”), for all periods presented below. Senior members of our management review the final reserve report to ensure the accuracy and completeness of all inputs into the report. MHA’s report to management, which summarizes the scope of work performed and its conclusions, has been included in this report as Exhibit 99.1

Proved Undeveloped Reserves (PUDs) - As of December 31, 2009, our PUDs totaled 8.4 Bcf of natural gas.

•                  PUD Locations - 100% of our PUDs at year-end 2009 were associated with a location in the Madisonville Field.

•                  Changes in PUDS -  Changes in PUDs that occurred during the year were due to two reasons.  The first reason is that one Probable location from the year end 2008 report was moved to a PUD in the year end 2009 report.  This change was based on the overall Proved volumetrics for the field (which did not change year over year), and a decline in the volumes assigned for existing Proved Developed locations because of reservoir geometry.  The second reason is that the hydraulic fracture treatment for the existing Wilson well in conjunction with the necessary plant upgrade to handle the increased volume of gas have been moved into the PUD category because of the relatively large expense required to achieve the predicted rates.

•                  Development Costs -  No costs were incurred relating to the development of PUDs in 2009 and 2008.

•                  Estimated future development costs relating to the development of PUDs are projected to be approximately $6.6 million in 2010 and 2011.

•                  Drilling Plans -  Our PUD development is scheduled in 2010 and 2011.   Initial production from the PUD reserves is expected to begin in 2010.

For more information see the following:

•                  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Results of Operations for the year ended December 31, 2009 and 2008 for a discussion of the financial impact of the SEC revisions;

•                  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserves for further discussion of our reserves estimation process;

•                  Item 8. Financial Statements and Supplementary Data — Supplementary Oil and Gas Information (Unaudited) for additional information regarding estimates of crude oil and natural gas reserves, including estimates of proved, proved developed, and proved undeveloped reserves, the standardized measure of discounted future net cash flows, and the changes in the standardized measure of discounted future net cash flows.

Other Reserves Information    Since January 1, 2009, no crude oil or natural gas reserves information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Alberta Securities Commission.  We filed reports with the Alberta Securities Commission in March 2009 that included total proved reserves using forecasted (escalated) natural gas prices inclusive of royalties and net profits interests as of December 31, 2008 totaling 46,168 MMcf. The total net proved reserves using period-end (un-escalated) natural gas prices, excluding royalties and net profits interests, as of December 31, 2008 was 20,470 MMcf. The difference between the two numbers represents proved reserves attributable to royalties and net profits interests as well as the different natural gas price scenarios.

Our estimated total net proved reserves of natural gas and oil as of December 31, 2009 and 2008, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables.

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

“Proved oil and gas reserves” - Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(a)                                  The area of the reservoir considered as proved includes:

i.                  The area identified by drilling and limited by fluid contacts, if any; and

ii.               Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(b)                                 In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(c)                                  Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(d)                                 Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

i.                  Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

ii.               The project has been approved for development by all necessary parties and entities, including governmental entities.

(e)                                  Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

The 2009 and 2008 estimates were prepared by MHA Petroleum Consultants, independent reservoir engineers, and are part of their reserve reports on our natural gas and oil properties. MHA Petroleum Consultants’ estimates were based on a review of geologic, economic, ownership and engineering data that we provided. In estimating the reserve quantities that are economically recoverable, MHA Petroleum Consultants used end-of-period natural gas prices for the 2008 estimates. Prices used for the year ended December 31, 2009 estimates were the simple arithmetic average of the natural gas price in effect on the first day of each month in 2009. In accordance with U.S. Securities and Exchange Commission regulations, no price or cost escalation or reduction was considered. All of our proved reserves are attributable to our Madisonville Project in Madison County, Texas.

	AS OF DECEMBER 31,
	2009	2008
	(MMcf)	(MMcf)
Proved developed	3,650	17,300
Proved developed non-producing	6,611	3,170
Proved undeveloped	8,371	—

Total	18,632	20,470

In accordance with Securities and Exchange Commission regulations, estimates of our proved reserves and future net revenues are made using sales prices which are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated significantly in recent years.

Standardized Measure of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows for the 2008 estimates were computed by applying year-end prices to estimated annual future production from proved gas reserves. Future cash flows for the 2009 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month in 2009 to estimated annual future production from proved gas reserves. The price assumptions used for natural gas are indicated below. Future development drilling and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

	YEAR ENDED DECEMBER 31,
	2009	2008
	(in thousands)
Future cash inflows	50,652	$107,063
Future production costs	(17,157)	(34,414)
Future development costs	(7,849)	(5,075)
Future income taxes	—	(7,977)
Future net cash flows	25,646	59,597
10% annual discount	(6,005)	(12,282)
Standardized measure of discounted future net cash flows	$19,641	$47,315

The standardized measure values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

Pricing Assumptions

SEC regulations require that the gas prices used in the MHA Petroleum Consultants reserve reports included herewith are the period-end prices for natural gas at December 31, 2008.  SEC regulations require that the gas price used for the December 31, 2009 MHA Petroleum Consultants reserve report is the simple arithmetic average of the natural gas price in effect on the first day of each month in 2009. These prices are projected without inflation for the life of the wells included in the reserve reports. The pricing assumptions are listed below and represent the weighted average price for natural gas at December 31st delivered at the Houston Ship Channel before any reductions for transportation and processing fees.

AVERAGE PRICE	YEAR-END PRICE
2009 REPORT	2008 REPORT
Gas ($/MMBtu)	Gas ($/MMBtu)

$3.11	$5.25

Drilling Activities

The following indicates the number of natural gas wells drilled during the periods indicated.

	Productive		Dry		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Year ended December 31, 2009
Exploratory	0	0	0	0	0	0
Development	0	0	0	0	0	0

Year ended December 31, 2008
Exploratory	0	0	3	1.15	3	1.15
Development	0	0	0	0	0	0

Acreage and Productive Wells

The following table sets forth our ownership interest in undeveloped acreage, developed acreage and productive wells in the areas indicated where we own a working interest as of December 31, 2009. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing natural gas or oil. Wells that are completed in more than one producing horizon are counted as one well.

	Undeveloped acreage		Developed acreage		Producing Wells		Non-Producing Wells
Acreage Holdings	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross	Net	Gross	Net

Indonesia	239,692	28,763	—	—	—	—	—	—
Canada	4,480	1,493	—	—	—	—	—	—
Texas	5,484	5,484	3,520	3,520	3	3	1	1
California	1,280	1,280	—	—	—	—	—	—
Alaska	123,050	123,050	—	—	—	—	—	—
Total	373,986	160,070	3,520	3,520	3	3	1	1

The following table sets forth as of December 31, 2009, the expiration periods of the gross and net undeveloped acreage:

	Undeveloped Acreage
	United States		Indonesia		Canada
	Gross	Net	Gross	Net	Gross	Net
Twelve months ended
December 31, 2010	2,490	2,490	—	—	—	—
December 31, 2011	1,685	1,685	239,692	28,763	—	—
December 31, 2012	124,151	124,151	—	—	4,480	1,493
December 31, 2013	1,310	1,310	—	—	—	—
December 31, 2014 and thereafter	177	177	—	—	—	—
	129,813	129,813	239,692	28,763	4,480	1,493

Volumes, Prices and Production Costs

Substantially all of our production is derived from our Madisonville Project in Madison County, Texas. The following table sets forth information with respect to our production volumes, average prices received and average production costs for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2009	2008
Production:
Natural gas (MMcf) (1)	1,278	1,275
Natural gas (MMcf/d) (1)	3.50	3.49

Average Sales Prices (2)
Natural gas ($per Mcf) (2)	$3.19	$4.82

Lease Operating Expense
($per Mcf) (3)	$0.66	$1.16

Plant Operating Expense (4)
($per Mcf)	$3.71	—

(1)     Production volumes for 2009 represent actual plant throughput.  Sales volumes net to our interests in the Madisonville gas wells for the year ended December 31, 2009 amounted to 807 MMcf, or 2.2MMcf/d.

(2)                Represents sales price realized net of treatment, gathering and transportation costs in 2008 since we sold the gas at the wellhead to an unaffiliated purchaser.  Commencing January 1, 2009, we moved the point of sale of the gas to the outlet of the gas treatment plant since we purchased the gas treatment plant and related gathering systems effective December 31, 2008.  Accordingly, the sales price reflected for the year ended December 31, 2009 represents the sales price realized before deducting treatment, gathering and transportation costs, and is based up on plant throughput.

(3)   Lease operating expense per Mcf is based on lease operating expense and sales volumes net to our interests in the Madisonville gas wells.

(4)   Plant operating expense per Mcf is based on total plant operating expense and actual plant throughput.

Business Risks and Other Special Considerations

Refer to “Risk Factors” in this report for a discussion of business risks and other special considerations.

Item 3. Legal Proceedings

From time to time, we are party to litigation or other legal and administrative proceedings that we consider to be a part of the ordinary course of our business. Currently, we are not involved in any legal proceedings nor are we party to any pending or threatened claims that could, individually or in the aggregate, reasonably be expected to have a material adverse effect on our financial condition, cash flow or results of operations, except as follows:

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

Item 4. Reserved

Not applicable.

PART II

Item 5.          Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE Amex under the symbol “GPR”.   On March 30, 2010, the last reported sale price for our common stock on the NYSE Amex was $0.61. The following table sets forth the high and low sale prices of our common shares as reported on the NYSE Amex for the periods presented.

	NYSE Alternext US (1)
	High	Low
2009
Fourth Quarter	$1.05	$0.57
Third Quarter	$1.35	$0.33
Second Quarter	$0.78	$0.33
First Quarter	$1.27	$0.21
2008
Fourth Quarter	$2.28	$0.48
Third Quarter	$4.12	$1.90
Second Quarter	$4.29	$2.25
First Quarter	$3.58	$2.00

(1)                    Our common stock commenced trading on the American Stock Exchange on February 15, 2007. On December 1, 2008, the American Stock Exchange was merged with the NYSE Exchange.

(2)                    As of March 12, 2010, there were 301 holders of record of our common shares.

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

Dividends

The holders of Series B preferred stock are entitled to receive ratably such cash dividends, as were declared from time to time by the board of directors out of funds legally available therefor and, when declared, dividends were paid at the rate of $0.06 per share per annum, paid on a calendar quarter basis.  During 2009, we incurred $179,045 in dividends associated with the Series B preferred stock, of which $68,583 had been paid as of December 31, 2009.

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

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 5,943,105 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced on in February 2007 and has not terminated. On our registration statement on Form S-1

(Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however, if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $12,168,321, which we expect to use for general working capital purposes and the drilling of wells in our Texas, California, Canadian and Indonesian prospects.

If less than the $12,168,321 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

1.                       Madisonville Project, Madison County, Texas — Approximately $3,028,000 may be expended in the Madisonville Field area as follows: $1,433,000 million for capital maintenance and repair on new gas treatment plant; $945,000 toward the fracture stimulation and hook up costs of the Wilson Well; and $650,000 for the Mitchell well workover.

2.                       California— Approximately $500,000 to be utilized for land and permitting costs.

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

Unregistered Sales of Securities

During October 2009, we issued 3,401,996 shares of Series B Preferred Stock for total gross proceeds of 2,551,500 pursuant to preferred stock purchase agreements with 31 accredited investors.  We issued the Series B Convertible Preferred Stock in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder. We relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the investors, including the representations with respect to the investors’ status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act, and the their investment intent with respect to the shares purchased. We paid $134,600 in cash and issued 170,190 warrants (exercisable at $1.00 per share) as finders fees and commissions in connection with this offering.

During October 2009, GeoPetro raised $720,000 (before fees) by issuing an unsecured subordinated promissory note to an accredited investor, having the following terms:  (i) 10% annual simple interest payable at maturity, (ii) principal and any unpaid outstanding interest shall be payable October 31, 2010, (iii) subordinated to the BOK loan and (iv) be unsecured.  The note purchaser also received a warrant to purchase 36,000 shares of GeoPetro common stock for $1.00 per share, exercisable for three years.  The issuance of the promissory note and warrant was not registered under the Securities Act of 1933, in reliance on Section 4(2) of the Act and Rule 506 of Regulation D thereunder.  The person acquiring the note and warrant was an accredited investor, as defined in Rule 501(a) of Regulation D.  The issuance of the promissory note and warrant involved no public offering.  GeoPetro did not engage in general solicitation or advertising in connection with the issuance and sale of the promissory note and warrant, and did not engage an underwriter.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006, and 2005 are derived from our audited consolidated financial statements not included in this report.   Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	For The Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations:
Revenues	$4,077,355	$6,152,542	$6,890,777	$6,716,360	$7,975,990
Plant operating expense	4,832,548	—	—	—	—
Lease operating expense	606,266	1,484,267	1,558,900	1,602,932	878,176
General and administrative	2,767,385	2,717,121	2,807,091	2,347,447	1,551,747
Net profits expense	—	579,941	679,337	632,708	856,837
Impairment expense	20,843,305	69,856	1,111,151	38,849	—
Depreciation and depletion expense	1,595,597	1,553,418	2,269,995	2,406,612	1,832,693
Earnings (loss) from operations	(26,567,746)	(252,061)	(1,535,697)	(312,188)	2,856,537
Net income (loss)	(25,808,260)	(174,825)	(1,616,804)	(482,406)	2,640,471
Net income (loss) attributable to common shareholders	$(25,987,305)	$(174,825)	$(1,616,804)	$(1,011,806)	$2,111,074

Earnings (Loss) per Share:
Basic	$(0.76)	$(0.01)	$(0.05)	$(0.04)	$0.10
Diluted	$(0.76)	$(0.01)	$(0.05)	$(0.04)	$0.09

Weighted Average Number of Common Shares Outstanding:
Basic	34,284,646	32,511,251	29,830,447	25,990,868	20,890,841
Diluted	34,284,646	32,511,251	29,830,447	25,990,868	24,001,888

Production Data:
Natural gas (Mcf)	1,278,434	1,275,445	2,005,359	2,229,059	1,991,105
Natural gas (Mcf/d)	3,503	3,494	5,494	6,107	5,455

Production Data reduced by net profits interests:
Natural gas (Mcf)	1,118,630	1,116,014	1,754,689	1,950,427	1,742,217
Natural gas (Mcf/d)	3,065	3,058	4,807	5,344	4,773

Average Sales Prices:
Natural gas (per Mcf)	$3.19	$4.82	$3.44	$3.01	$4.01

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Information:
Current assets	$3,044,731	$1,023,090	$5,723,680	$2,366,081	$1,718,893
Total assets	34,004,213	54,076,005	44,116,606	39,061,478	25,014,826
Current liabilities	4,218,956	3,174,742	2,361,827	3,604,342	3,574,466
Current portion of Long-term liabilities	1,549,829	600,000	—	—	—
Long-term liabilities	6,051,654	7,078,548	53,726	48,842	26,641
Redeemable Series AA Preferred Stock	—	—	—	5,924,068	5,924,068
Series B Preferred Stock	5,448,602	—	—	—	—
Accumulated Deficit	$(38,172,919)	$(12,185,614)	$(12,010,789)	$(10,393,985)	$(9,382,179)

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

Overview

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 377,506 gross (163,590 net) acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2010. We expect the majority of our capital expenditures in 2010 will be for the Madisonville Project.

	For The Years Ended December 31,
	2009	2008
Consolidated Statement of Operations:
Revenues	$4,077,355	$6,152,542
Plant operating expense	4,832,548	—
Lease operating expense	606,266	1,484,267
General and administrative	2,767,386	2,717,121
Net profits expense	—	579,941
Impairment expense	20,843,305	69,856
Depreciation and depletion expense	1,595,597	1,553,418
Loss from operations	(26,567,746)	(252,061)
Net loss	(25,808,260)	(174,825)
Net loss attributable to common shareholders	$(25,987,305)	$(174,825)

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

In 2005 we secured a commitment from MGP to install and make operational additional treating facilities capable of treating 50 MMcf/d, which combined with the capacity of the current in-service treating facilities will represent a total designed treating capacity of 68 MMcf/d for the Madisonville treatment plant.   In early November 2007, MGP began testing the additional treatment facilities by accepting 20 MMcf/d at the inlet.   Subsequently in December 2007, MGP suspended the operations of the additional treatment facilities in order to make modifications to more effectively deal with the presence of diamondoids in the gas stream produced from the Rodessa Formation.

During 2008, MGP analyzed various options for removing the diamondoids; however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We expect to complete installation of the system modifications required in the new plant in 2010.  In the meantime, the existing, in service portion of the plant continues to operate with a design capacity of up to approximately 18 MMcf/d of inlet gas.

While there can be no assurance, with acquisition of the gas treatment plant, our goal is to make the necessary upgrades to the plant and increase the production rates from our wells which may result in higher net production and increased revenue during 2010 as compared to 2009 and prior periods. To accomplish the plant upgrades, we will need to raise capital in 2010. Due to the unsettled state of the capital markets, funds may not be available, or may not be available on favorable terms.

Prior to December 31, 2008, the price received for natural gas was determined pursuant to certain agreements which were in effect with MGP.  Pursuant to these agreements, MGP purchased the Company’s untreated natural gas in the Madisonville Field for each of the producing wells and charged the Company a fixed fee to gather, treat, transport and market its natural gas, provided however, that such fees would not exceed the value of the natural gas.  Hydrogen sulphide, carbon dioxide and nitrogen combined comprise about 28% of the gas content. The untreated natural gas is delivered to the Gas Treatment Plant where substantially all the natural gas impurities are removed before delivery to the sales pipeline. As a result of the costs to gather, treat, transport and market the natural gas, we received a net price that is substantially lower than we would otherwise receive if the gas did not contain the 28% of impurities.

Due to weak natural gas prices prevailing for most of 2009, the costs to gather, treat, transport and market the natural gas exceeded the value of the natural gas produced during most of the year.

Industry Overview for the year ended December 31, 2009

During 2009 we experienced significantly deteriorating natural gas prices throughout of the year, with a rebound in prices by the end of the year. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of December 31, 2009 was per $5.72 Mcf versus $5.25 per Mcf as of December 31, 2008. Natural gas prices were volatile during 2009 due to over-supply and recessionary concerns earlier in the year and later in the year due to seasonal weather driven demand spurred by unusually cold winter temperatures in many parts of the US.

Company Overview in 2009

Our net loss after taxes for the year ended December 31, 2009 was $25,808,260. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through December 31, 2009 of $38,172,919. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our revenues for the year ended December 31, 2009 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the year ended December 31, 2009 and 2008

During the twelve months ended December 31, 2009, we had gross natural gas revenues from the treatment plant of $4,006,939 and revenues from treating third party gas in the Plant of $70,416. During this period, our gross production from our wells was 1,278,434 Mcf (production net of royalties of 922,393 Mcf) and our average natural gas price realized was $3.19 per

Mcf.  During the twelve months ended December 31, 2008, we had oil and natural gas revenues of $6,152,542, and our net production was 1,275,445 Mcf of natural gas at an average price of $4.82 per Mcf. Revenues decreased in the twelve months ended December 30, 2009 as compared to the prior year period due to lower production volumes and lower natural gas prices. The 27.68% lower net production volumes for the twelve months ended December 31, 2009 as compared to the same period of 2008 was due to natural declines in the wells. Average natural gas prices were approximately 34% lower for the twelve months ended December 31, 2009 versus the same period in 2008.The average natural gas price of $4.82 per Mcf for the 2008 period was net of treating, gathering, marketing and transportation fees (collectively the “Fees”) in accordance with our contracts with MGP and Gateway ADAC Pipeline, LLC.  The average natural gas price of $3.19 per Mcf for the 2009 period was not “net” of the aforementioned Fees since the contracts that were in place with MGP were terminated as of December 31, 2008.

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

Our results of operations for the twelve months ended December 31, 2009 include the operating results of the Plant, but our results of operations for the twelve months ended December 31, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008. The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008. The pro forma information has been included in the notes to the financial statements included elsewhere in this document as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Twelve Months Ended December 31, 2008
Operating revenues	$15,066,915
Total operating expenses	$15,954,201
Loss applicable to common stock	$(1,239,749)
Net loss per share	$(0.04)

During the twelve months ended December 31, 2009, we incurred plant operating expenses of $4,832,548. Our average plant operating cost for the 2009 period was $3.71 per Mcf on net throughput of 1,302,618 Mcf. We purchased the gas treatment plant effective on December 31, 2008, thus there was no plant operating expense for the comparable 2008 period.

During the twelve months ended December 31, 2009, we incurred lease operating expense of $606,266. Our average lifting cost for the 2009 period was $0.66 per Mcf. During the twelve months ended December 31, 2008, we incurred lease operating expense of $1,484,267. Our average lifting cost for the 2008 period was $1.16 per Mcf. The average lifting cost per Mcf in 2009 was lower due to cost cutting efforts and a reduction of ad valorem property taxes applicable to the wells.

During the twelve months ended December 31, 2009, we incurred no net profits interest expense because we did not generate a net operating profit from our Magness, Fannin, and Mitchell wells. During the twelve months ended December 31, 2008, we incurred net profits interest expense of $579,941 associated with the Magness, the Fannin, and the Mitchell wells. The net profit interest is 12.5% of the net operating profit from our Magness, Fannin, and Mitchell wells.

General and administrative (“G&A”) expenses for the twelve months ended December 31, 2009 were $2,767,385 compared to $2,717,121 for the twelve months ended December 31, 2008. This represents a $50,265 or 1.8% increase over the prior year period. The higher G&A expense incurred in 2009 was due primarily to new options issued during 2009 and 2008.

For the year ended December 31, 2009, impairment expense was $20,843,305 versus $69,856 for the same period of 2008.  The 2009 impairment write-downs were due to (i) dry holes drilled on our Canadian oil and gas properties, and (ii) writeoff remaining costs related to the South Bengara due to project cancellation (iii) $19.8 million impairment in the Madisonville project in U.S., which resulted in ceiling test write downs.

For year-end 2009, new SEC rules were implemented requiring that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices. The prices under the new rules were $3.11 per Mcf for natural gas adjusted for energy content, quality and basis differentials. Under the new rules, this resulted in a ceiling test write-down of $19,798,390 associated with the US full cost pool.  Had we used the price prevailing on December 31, 2009 of $5.45 per Mcf for natural gas, there would have been no year-end write-down. Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

Depreciation and depletion expense for the twelve months ended December 31, 2009 was $1,595,597 as compared to $1,553,418 in the same period of 2008, which amounts primarily represent depletion of the oil and gas properties for the twelve months ended December 31, 2009 and 2008, respectively. The 2.7% increase was due to gas processing plant depreciation in 2009 which offset decreased depletion expense resulting from lower net production in the twelve months period of 2009 as previously discussed.

Loss from operations totaled $26,567,746 for the twelve months ended December 31, 2009 as compared to loss from operations of $252,061 for the twelve months ended December 30, 2008. The increase in the loss from operations was due primarily to higher impairment, depreciation and depletion expenses.

Other income for the twelve months ended December 31, 2009 and 2008 consisted of interest income in the amount of $6,404 and $91,867, respectively, resulting from lower average cash balances due to our purchase of the Plant on December 31, 2008.

During the twelve months ended December 31, 2009 and 2008, we incurred interest expense of $735,596 and $1,846, respectively. We incurred new debt in late December 2008 and subsequently during 2009 associated with the plant acquisition and working capital requirements.

Net loss before taxes for the twelve months ended December 31, 2009 was $25,809,251 as compared to $162,040 for the twelve months ended December 31, 2008. The increase in net loss during the twelve months ended December 31, 2009 was primarily due to lower gas prices, lower production volume, higher operating expenses, ceiling test write-off in the US pool due to new SEC requirment.

Income tax benefit for the twelve months ended December 31, 2009 was $991 compared to income tax expense of $12,785 in the same period of 2008. The increased income tax benefit was due to refund from 2008 Texas franchise tax overpayment.

Recent Developments

During the twelve months ended December 31, 2009 we borrowed $850,000 pursuant to five separate three year loans which were convertible into a newly designated class of preferred stock of GeoPetro, Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and $1,897,000 pursuant to eleven separate loans.  The $850,000 in loans converted into Series B Preferred Stock on April 30, 2009, along with an additional $1,000,000 which was advanced during April for a total subscription in the private placement of 2,466,670 shares for a purchase price of $0.75 per share and an aggregate investment of $1,850,000. The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion.

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

On February 15, 2010, we entered into a new lease for our principal executive office to be located at 150 California Street, Suite 600, San Francisco, CA 94111.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement are as follows:

2010	95,223	*
2011	145,635
2012	149,836
2013	154,037
2014	158,238
2015	162,439
2016	166,640
2017	56,013

Total	$1,088,061

*The lease provides that rent for the first five months of the lease term totaling $59,514 shall be abated provided we are not in default during the term of the lease.

On February 26, 2010, we sold our entire working interest in our Alaskan leases to Linc Energy (Alaska) Inc. (“Linc”).  Linc is a wholly-owned subsidiary of Linc Energy Ltd., an Australian-based company publicly traded on the Australian Stock Exchange.

Linc will acquire all of the Alaskan Leases for the following consideration:

a.                                       A cash payment of $1.0 million will be deposited by Linc in an escrow account, to be released to us upon approval of the assignments of the Alaskan leases to Linc.

b.                                      In addition, we will receive a $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the Alaskan leases.

c.                                       After we have received the $4.0 million payment specified in paragraph (b) above, we will thereafter receive an overriding royalty interest of 10% of 8/8ths in and to the Alaskan leases issued by the State of Alaska and the Alaska Mental Health Trust (which comprise over 99% of the Alaskan Leases), and an overriding royalty interest of 7% of 8/8ths in and to the Alaskan Leases issued by Cook Inlet Region, Inc. on conventional oil and gas production and coal bed methane production.

d.                                      Linc has agreed to pay all of the costs of maintaining the Alaskan leases at least through the end of the primary terms thereof.

e.                                       Following the lessors’ approval of the assignments of the Alaskan leases into Linc, Linc will diligently commence and prosecute the drilling of the Frontier Spirit #1 exploration well to evaluate a conventional oil and gas prospect identified and developed by us.

Liquidity and Capital Resources

Our cash balance at December 31, 2009 was $2,429,891 compared to a cash balance of $770,779 at December 31, 2008. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2008	$770,779
Sources of cash:
Cash provided by disposition of equipment	2,500,000
Cash provided by financing activities	5,280,019

Total sources of cash including cash on hand	8,550,798

Uses of cash:
Cash used by operating actives	(4,773,997)
Cash used in investing activities:
Oil and natural gas property expenditures	(758,006)
Gas processing plant	(588,904)
Total uses of cash	(6,120,907)

Cash balance at December 31, 2009	$2,429,891

We had a working capital deficit of $1,174,225 and $2,151,652 at December 31, 2009 and December 31, 2008, respectively. Our working capital increased during year ended December 31, 2009 due primarily to funds raised from private placement from Series B preferred stock.

We have historically financed our business activities through December 31, 2009 principally through issuances of preferred stocks, issuances of common shares, promissory notes, common share purchase warrants in private placements and an initial public offering. These financings are summarized as follows:

	Years Ended
	December 31, 2009	December 31, 2008

Proceeds from sale of common shares and warrant exercises, net	$—	$375,000
Proceeds from sale of Preferred Series B, net	5,448,602
Payment on preferred dividends	(68,583)	—
Repayments of promissory notes	(1,825,000)	—
Proceeds from promissory notes	1,897,000	1,050,000
Payment of loan fee	(40,000)	(6,000)
Repayment of related party note	(132,000)	—
Net option exercise	—	—

Net cash provided by financing activities	$5,280,019	$1,419,000

The net proceeds of our equity and note financings have been primarily invested in oil and natural gas properties totaling $758,006, and $5,569,417 for the years ended December 31, 2009 and 2008, respectively.

On December 31, 2008, we acquired the gas treatment plant from MGP for $10,707,982 in combination of cash, debt and common stock. The Company assumed $7,697,847 of Madisonville Gas Processing LP’s (“MGP”) bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”) via a (i) $1 million cash payment applied directly towards debt principal reduction, and (ii) a refinancing by GeoPetro of the $6,697,847 remaining balance in the form of a 3 year Amended and Restated Term Loan Agreement with the lender, Bank Oklahoma (“BOK”).  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or,  Libor plus 5.5%, at the option of the Company.  Additional principal will be payable upon GeoPetro meeting certain net operating cash flow thresholds during the three year term of the loan.  The loan is secured by a first lien on the Madisonville Midstream Plant and all of the Company’s proved natural gas reserves located at the Madisonville Project.  In addition, GeoPetro has agreed to a pay, at the time the loan is repaid in full, a loan origination fee of (i) $60,000 for any period during the three year term during which the loan principal remains outstanding.  There is no prepayment penalty.  The Amended and Restated Term Loan Agreement, as further amended, contains customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $18,000,000.

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

We raised $850,000 in convertible notes that were converted into our Series B Preferred Stock on April 30, 2009, an additional $2,181,710 in our Series B Preferred Stock, and issued $1,177,000 in promissory notes. On September 30, 2009, we completed the sale of certain idle equipment from our natural gas processing plant for total cash proceeds of $2.5 million.  During October 2009, we issued a promissory note for total gross proceeds of $720,000 (net proceeds of $701,383) and issued an additional 3,401,996 shares of Series B Preferred Stock for total gross proceeds of $2,551,500.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future. See “Outlook for 2010” for a description of our expected capital expenditures for 2010. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds pursuant to promissory notes to finance our activities.

As discussed in the “Outlook for 2010”, we are forecasting capital expenditures of $3.5 million during 2010. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2010 and to follow through with plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and farmout certain of our projects.  Additionally, as a result of the 2009 economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements.  See Item 1A.- “Risk Factors — Risks Related to Our Business”.

Since our inception, we have participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and have participated in seismic surveys and the drilling of test wells on our undeveloped properties. Further leasehold acquisitions, drilling and seismic operations are planned for 2010 and future periods. In addition, exploratory and development drilling is scheduled during 2010 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities. However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

1.                  farmout our interest in proposed wells;

2.                  sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest;

3.                  reduce general and administrative expenses;

4.                  forfeit our interest in wells that are proposed to be drilled .

Outlook for 2010 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $3,528,000 during the year 2010, allocated as follows:

1.                       Madisonville Project, Madison County, Texas — Approximately $3,028,000 may be expended in the Madisonville Field area as follows: $1,433,000 million for capital maintenance and repair on new gas treatment plant; $945,000 toward the fracture stimulation and hook up costs of the Wilson Well; and $650,000 for the Mitchell well workover.

2.                       California— Approximately $500,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving our 2010 cash flow projections. See “Liquidity and Capital Resources.”

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

Income Taxes

As of December 31, 2009, GeoPetro had net operating loss (NOL) carryforwards of approximately $31,991,000 for federal income tax purposes which begin to expire in 2017.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

However, in accordance with ASC 718 (formerly SFAS 123(R)), a deferred tax asset has not been recognized for the portion of the net operating loss carryforwards that is attributable to excess tax deductions associated with the exercise of stock options which do not reduce income taxes payable. Accordingly, approximately $3,536,000 of GeoPetro’s federal NOL has not been benefited for financial statement purposes as it relates to excess tax deductions that have not reduced income taxes payable. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce income taxes payable.

The Company also has approximately $10,258,000 of California net operating losses and approximately $551,000 of Alaska net operating losses which begin to expire in 2010 and 2026, respectively. In accordance with ASC 718, a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $334,000 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

A significant change in our ownership may limit our ability to use these NOL carryforwards. ASC 740, Accounting for Income Taxes (formerly Statement of Financial Accounting Standards No. 109), requires that the tax benefit of such net operating loss be recorded as an asset. At December 31, 2009, we had net deferred tax assets of approximately $12,836,000 related to the NOL and other temporary differences. We have recorded a full valuation allowance of $12,836,000 at December 31, 2009 due to uncertainties surrounding the realizability of the deferred tax asset.

Off Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2009, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Impact of Inflation & Changing Prices

As the following table illustrates, average sales prices of natural gas have changed in the past three years. This has led to changes in revenues and earnings from operations:

	For the Year Ended December 31,
	2009 (1)	2008 (2)
Average Sales Prices per Mcf	$3.19	$4.82
Net Production Volume Mcf	1,278,434	1,275,445
Revenues	$4,077,355	$6,152,542
Loss from Operation	$(26,567,746)	$(252,061)

(1) Includes $20,843,305 impairment expense

(2) Includes $69,856 impairment expense

We are highly dependent upon natural gas pricing. A material decrease in current and projected natural gas prices could impair our ability to raise additional capital on acceptable terms. Likewise, a material decrease in current and projected natural gas prices could also impact our revenues and cash flows. This could impact our ability to fund future activities.

Changing prices have had a significant impact on costs of drilling and completing wells, particularly in the Madisonville Field area where we are currently the most active. The estimated cost of drilling and completing a Rodessa formation well at approximately 12,300 feet of depth has increased from $3.0 million in 2001 to $4.2 million in 2009 due to higher costs associated with tubular goods, well equipment, and day rates for drilling contracts, among other factors. These higher costs have impacted and will continue to impact our income from operations in the form of higher depletion expense.

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

Stock Based Compensation—The Company has a stock- based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable within five years and expire five to ten years after the grant date. We measure and record stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility.  We record the compensation expense ratably over the requisite service period defined in the award.  The Company recorded $403,963 and $268,723 of stock-based employee compensation for the twelve months ended December 31, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

Effective January 1, 2009, we adopted ASC 260-10 (formerly Staff Position No. EITF 03-6-1), “Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividend or dividend equivalents (whether paid or unpaid) are participating securities, and, therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. We adopted the provisions of this standard on January 1, 2009, with no significant impact on our financial statements.

Effective January 1, 2009, we adopted ASC 815-10 (formerly Statement of Financial Accounting Standards (“SFAS”) 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133), which amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and the related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of this standard on January 1, 2009, with no significant impact on our financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system along with original references. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

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

•      We are now required to file the report of any third party used to prepare or audit reserves our estimates.

In addition, in January 2010, FASB issued Account Standards Update (the “Update”) 2010-03, “Oil and Gas Reserve Estimation and Disclosures,” to provide consistency with the new reserve rules. The Update amends existing standards to align the reserves calculation and disclosure requirements under GAAP with the requirements in the SEC’s reserve rules. We adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate.

Application of the new reserve rules resulted in the use of a lower natural gas price at December 31, 2009 than would have resulted under the previous rules. As a result, the new pricing methodology rules resulted in a lower net present value (PV-10) of economically producible reserves. The new SEC rules require that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices.  The prices under the new rules were $3.11 per Mcf for natural gas adjusted for energy content, quality and basis differentials. Under the new rules, this resulted in a ceiling test write-down of $19.8 million associated with the US full cost pool.  Had we used the price prevailing on December 31, 2009 of $5.45 per Mcf for natural gas, no ceiling test write-down would have been recorded.

Use of new 12-month average pricing rules at December 31, 2009 also resulted in a decrease in economically producible proved reserves of approximately 1.03 Bcf. Use of the old year-end prices rules would have resulted in a decrease in proved reserves of approximately 0.53 Bcf at December 31, 2009. Therefore, the total impact of the new price methodology rules resulted in negative reserves revisions of 0.5 Bcf.

Because we use quarter-end reserves and add back current production to calculate quarterly depletion, depreciation and amortization expense, or DD&A, adoption of these new standards had an impact on DD&A for the fourth quarter of 2009. We estimate the impact of using the unweighted, arithmetic average on the closing price on the first day of each month for the 12-month period prior to December 31, 2009, as required by the new reserve rules, instead of year-end commodity prices, to be an increase in DD&A for the fourth quarter of 2009 of approximately $84,423.

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

In January 2010, the Financial Accounting Standards Board issued amendments to Fair Value Measurements and Disclosures under ASC Topic 820. Effective for our 2010 financial statements, this guidance provides for disclosures of significant transfers in an out of Levels 1 and 2. In addition, the guidance clarifies existing disclosure requirements regarding inputs and valuation techniques as well as the appropriate level of disaggregation for fair value measurements and disclosures. Effective for our 2011 financial statements, this guidance provides for disclosures of activity on a gross basis within Level 3 reconciliation.

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

Hedging. We did not enter into any hedging transactions during the year ended December 31 2009.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on this evaluation, we have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2009.  This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report. Management’s report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

No changes to our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive proxy statement relating to our 2009 Annual Meeting of Shareholders, to be filed on or before April 30, 2010, the 2010 proxy statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our 2010 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from our 2010 proxy statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our 2010 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from 2010 proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report

1.	Management’s Report on Internal Control Over Financial Reporting	F-2

	Report of Independent Registered Public Accounting Firm—Financial Statements	F-3

	Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F-5

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-7

	Notes to Consolidated Financial Statements	F-8

2.	All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or related notes.

3.

A list of exhibits filed or furnished with this report on Form 10-K (or-incorporated by reference to exhibits previously filed or furnished by GeoPetro) is provided in the Exhibit Index immediately following the financial statements in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2010.

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	March 31, 2010
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice President of Exploration and	March 31, 2010
David V. Creel	Director

/s/ J. Chris Steinhauser	Chief Financial Officer	March 31, 2010
J. Chris Steinhauser	and Principal Accounting Officer

/s/ J. Chris Steinhauser	Director	March 31, 2010
J. Chris Steinhauser

/s/ Jeffrey Friedman	Director	March 31, 2010
Jeffrey Friedman

/s/ Thomas D. Cunningham	Director	March 31, 2010
Thomas D. Cunningham

/s/ David G. Anderson	Director	March 31, 2010
David G. Anderson

/s/ Nick DeMare	Director	March 31, 2010
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

“Series B Stock” means the preferred stock of GeoPetro designed as Series B preferred stock, as described under “Description of Share Capital”.

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

GEOPETRO RESOURCES COMPANY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that as of December 31, 2009, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and exchange Commission that permit the Company to provide only management’s report in this annual report.

By:	/s/ Stuart J. Doshi	By:	/s/ J. Chris Steinhauser
	Stuart J. Doshi		J. Chris Steinhauser
	President, Chief Executive Officer and Chairman		Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GeoPetro Resources Company

We have audited the consolidated balance sheets of GeoPetro Resources Company and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoPetro Resources Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has changed its method of estimating its proved natural gas reserves and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements as of December 31, 2009.

We were not engaged to examine management’s assessment of the effectiveness of GeoPetro Resources Company and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Controls and Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas

March 31, 2010

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,429,891	$770,779
Trade accounts receivable—oil and gas sales	473,944	4,266
Accounts receivable—other	8,658	35,107
Prepaid expenses	132,238	212,938
Total current assets	3,044,731	1,023,090

Oil and gas properties, at cost (full cost method):
Unproved properties	8,411,773	10,500,498
Proved properties	51,194,852	48,346,939
Gas processing plant	10,285,573	10,707,982
Less—accumulated depletion, depreciation and impairment	(38,950,914)	(16,522,304)
Net oil and gas properties	30,941,284	53,033,115

Furniture, fixtures and equipment, at cost, net of depreciation	2,071	12,364
Other assets—deposits and other noncurrent assets	16,127	7,436
Total Assets	$34,004,213	$54,076,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$950,097	$1,137,432
Current portion of long term notes payable	1,549,829	600,000
Interest payable	136,233	1,479
Dividends payable	110,462	—
Production taxes payable	309,904	311,168
Other taxes payable	11,147	20,833
Royalty owners payable	1,151,284	1,103,830
Total current liabilities	4,218,956	3,174,742

Long Term Notes Payable	5,986,645	7,019,449
Asset Retirement Obligations	65,009	59,099
Total Liabilities	10,270,610	10,253,290

Commitments and Contingencies (Notes 1, 4, and 10)	—	—

Shareholders’ Equity:
Series B preferred stock, no par value; 7,523,000 shares authorized; 7,523,000 shares issued and outstanding at December 31, 2009. Liquidation preference of $5,642,250 and $0, respectively	5,448,602	—
Common stock, no par value; 100,000,000 shares authorized; 34,284,646 shares issued and outstanding, respectively	53,397,733	53,397,733
Additional paid-in-capital	3,060,187	2,610,596
Accumulated deficit	(38,172,919)	(12,185,614)
Total shareholders’ equity	23,733,603	43,822,715

Total Liabilities and Shareholders’ Equity	$34,004,213	$54,076,005

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

Revenues:
Oil and gas sales	$4,077,355	$6,152,542

Costs and expenses:
Plant operating	4,832,548	—
Lease operating	606,266	1,484,267
General and administrative	2,767,385	2,717,121
Net profits interest	—	579,941
Impairment of oil and gas properties	20,843,305	69,856
Depreciation and depletion	1,595,597	1,553,418
Total costs and expenses	30,645,101	6,404,603

Loss from operations	(26,567,746)	(252,061)

Other Income (Expense):

Interest expense	(736,596)	(1,846)
Interest income	6,404	91,867
Gain on sale of equipment	1,488,687	—
Total other income	758,495	90,021

Loss Before Taxes	(25,809,251)	(162,040)

Income tax (expense) benefit	991	(12,785)

Net Loss After Taxes	(25,808,260)	(174,825)

Preferred stock dividend	(179,045)	—

Net Loss Available to Common Shareholders	$(25,987,305)	$(174,825)

Loss per Share:
Basic	$(0.76)	$(0.01)
Diluted	$(0.76)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic	34,284,646	32,511,251
Diluted	34,284,646	32,511,251

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock Series B		Common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2008	—	$—	31,950,970	$51,492,733	2,219,109	$(12,010,789)	$41,701,053
Issuance of common stock from options/warrants	—	—	750,000	375,000	—	—	375,000
Issuance of common stock from gas plant acquisition	—	—	1,500,000	1,530,000	—	—	1,530,000
Net warrant exercise	—	—	83,676	—			—
Fair value of warrants issued with notes payable	—	—	—	—	122,764	—	122,764
Share-based compensation	—	—	—	—	268,723	—	268,723
Net loss	—	—	—	—	—	(174,825)	(174,825)
Balances, December 31, 2008	—	—	34,284,646	53,397,733	2,610,596	(12,185,614)	43,822,715
Issuance of Series B preferred stock for cash net	7,523,000	5,448,602	—	—	—	—	5,448,602
Share-based compensation	—	—	—	—	403,963	—	403,963
Fair value of warrants issued with notes payable	—	—	—	—	45,628	—	45,628
Net loss	—	—	—	—	—	(25,808,260)	(25,808,260)
Dividends on Series B preferred stock	—	—	—	—	—	(179,045)	(179,045)

Balances, December 31, 2009	7,523,000	$5,448,602	34,284,646	$53,397,733	$3,060,187	$(38,172,919)	$23,733,603

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008

Cash Flows From Operating Activities:

Net loss	$(25,808,260)	$(174,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	1,595,598	1,553,418
Share-based compensation expense	403,963	268,723
Non-cash interest expense	62,649	366
Impairment of oil and gas properties	20,843,305	69,856
Gain on sale of equipment	(1,488,687)	—
Accretion of discount on asset retirement obligations	4,728	4,298
Changes in operating assets and liabilities:
Accounts receivable	(443,229)	960,922
Other assets	72,013	215,400
Other liabilities	(16,077)	212,915
Net cash provided by (used in) operating activities	(4,773,997)	3,111,073

Cash Flows from Investing Activities:

Additions to oil and gas properties	(758,006)	(5,569,417)
Additions to gas processing plant	(588,904)	(2,480,135)
Acquisition of furniture, fixtures and equipment	—	(4,307)
Proceeds from sale of equipment	2,500,000	—
Net cash provided by (used in) investing activities	1,153,090	(8,053,859)

Cash Flows from Financing Activities:

Proceeds from issuance of common shares, option and warrant exercises, net	—	375,000
Proceeds from issuance of Series B preferred stock, net	5,448,602	—
Payments of preferred dividends	(68,583)	—
Proceeds from promissory notes, net	1,897,000	1,050,000
Payments of loan fee	(40,000)	(6,000)
Repayments of promissory notes	(1,825,000)	—
Repayments of related party notes	(132,000)	—
Net cash provided by financing activities	5,280,019	1,419,000

Net Increase (Decrease) in Cash and Cash Equivalents:	1,659,112	(3,523,786)

Cash and Cash Equivalents:
Beginning of period	770,779	4,294,565
End of period	$2,429,891	$770,779

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$462,786	$1,528

Cash (refund) paid for income taxes	$(991)	$12,785

Non-Cash Transactions :
Assumption of long-term debt for acquisition of gas treatment plant	$—	$6,697,847

Issuance of common stock for acquisition of gas treatment plant	$—	$1,530,000

Issuance of warrants in connection with promissory notes and private placements	$45,628	$122,764

The accompanying notes are an integral part of these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information subsequent to December 31, 2009 is unaudited)

1.                 ORGANIZATION AND NATURE OF OPERATIONS:

GeoPetro—GeoPetro Resources Company (“we,” “us,” “our,” “GeoPetro” or the “Company”) was originally incorporated as GeoPetro Company under the laws of the State of Wyoming in 1994 to participate in the oil and gas acquisition, exploration, development and production business in the United States and internationally. GeoPetro Company was subsequently merged into GeoPetro Resources Subsidiary Company, a California corporation, on June 28, 1996. GeoPetro’s name was then changed to GeoPetro Resources Company. GeoPetro’s corporate offices are in San Francisco, California. The accompanying consolidated financial statements include the accounts of GeoPetro and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations and Liquidity—Although GeoPetro is not a development stage enterprise, the Company has a limited operating history upon which an evaluation of its business prospects can be based. The risks, expense, and difficulties encountered by early stage companies must be considered when evaluating GeoPetro’s business prospects. GeoPetro recorded a net loss of 25,987,305 and  $174,825 in 2009 and 2008 respectively, and had a working capital deficit of $1,174,225 and an accumulated deficit at December 31, 2009 of $38,172,919. GeoPetro expects to make significant capital expenditures in the foreseeable future. Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures and operating expense through the end of 2010 and to follow through with plans for continued investments in oil and gas properties. GeoPetro’s success, in part, depends on its ability to generate additional financing, farmout certain of its projects and manage its relations with the companies that provide exploration and development services. GeoPetro’s success also depends on its ability to effectively manage growth and develop proved reserves. Additionally, GeoPetro’s operations are subject to all of the environmental and operational risks normally associated with the oil and gas industry.

Since its inception, GeoPetro has participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and has participated in seismic surveys and the drilling of test wells on its undeveloped properties. More recently, we acquired a natural gas treatment plant in East Texas.  Further leasehold acquisitions and seismic operations are planned for 2010 and future periods. In addition, exploratory and development drilling is scheduled during 2010 and future periods on GeoPetro’s undeveloped properties and capital improvements are planned on the natural gas treatment plant. It is anticipated that the planned capital improvements at the natural gas treatment plant and the exploration activities together with others that may be entered into may impose financial requirements which may exceed the existing working capital of GeoPetro. Management will need to raise additional equity and/or debt capital, to finance its continued activities. However, if additional financing is not available, GeoPetro may be compelled to reduce the scope of its business activities. If GeoPetro is unable to fund planned expenditures, it may be necessary to:

1.                  farm-out its interest in proposed wells;

2.                  sell a portion of its interest in prospects and use the sale proceeds to fund its participation for a lesser interest;

3.                  forfeit its interest in wells that are proposed to be drilled and;

4.                  reduce general and administrative expenses.

As an example of this, in March 2010 we sold our entire working interest in our Alaskan Leases for certain cash payments and overriding royalties.

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

Oil and Gas Properties—GeoPetro follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition,  exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Costs incurred for repairs and maintenance are expensed as incurred. Amortization of proved oil and gas properties is computed on the units of production method based on all proved reserves on a country by country basis. Unproved oil and gas properties are assessed for impairment either individually or on an aggregate basis. The net capitalized costs of proved oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

Asset Impairment—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying average oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements.  We adopted the rules effective December 31, 2009.  Application of the new reserve rules resulted in the use of a lower natural gas price at December 31, 2009 than would have resulted under the previous rules. As a result, the new pricing methodology rules resulted in a lower net present value (PV-10) of economically producible reserves. The new SEC rules require that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices.  The prices under the new rules were $3.11 per Mcf for natural gas adjusted for energy content, quality and basis differentials. Under the new rules, this resulted in a ceiling test write-down of $19,798,390 associated with the US full cost pool.  There was no impairment of proved oil and gas properties indicated at December 31, 2008.

For the unproved properties, the Company evaluates the possibility of potential impairment on a quarterly basis. During the twelve months ended December 31, 2009, approximately $1,020,270 of unproved property costs related to Canadian exploration projects and $24,644 of unproved property costs related to Indonesia exploration were reclassified to proved property and ceiling test impairment was recorded in the Canadian and Indonesia full cost pool due to dry holes drilled.

Joint Ventures—Some exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only GeoPetro’s proportionate interest in such activities.

Revenue Recognition—Prior to December 31, 2008, revenue was recognized upon delivery of oil and gas production and was shown net of applicable royalty payments, processing and transportation fees. The Company recognized revenue from the Madisonville Field net of applicable fees to gather, treat and transport the Company’s natural gas production. The applicable fees were paid to unrelated third parties.  On December 31, 2008, the Company completed the acquisition of a natural gas treatment plant (the “Plant”) from Madisonville Gas Processing, LP (“MGP”). Effective January 1, 2009, the Company began recognizing revenue without the netting of applicable processing and the transportation fees since the Company acquired the Plant. See Note 3.

Asset Retirement Obligation—In accordance with Accounting for Asset Retirement Obligation, ASC 410-20 (formerly Statement of Financial Accounting Standards No. 143,”SFAS 143”), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. GeoPetro recorded an asset retirement obligation to reflect GeoPetro’s legal obligations related to future plugging and abandonment of its oil and gas wells. GeoPetro estimated the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate. At least annually, GeoPetro reassesses the obligation to determine whether a change in the estimated obligation is necessary. GeoPetro evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, GeoPetro will accordingly update its assessment.

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

	December 31,
	2009	2008

Asset retirement obligations, beginning of period	$59,099	$53,726
Liabilities incurred	1,182	1,075
Accretion expense	4,728	4,298
Asset retirement obligations, end of period	$65,009	$59,099

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

GeoPetro maintains several cash accounts with three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2009, the uninsured bank balance was $1,561,754. GeoPetro has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

During the years ended December 31, 2009 and 2008, the Company had sales to customers exceeding 10% of total sales as follows:

	2009	2008
Luminant Energy Company, LLC	100%	98%
ETC Katy Pipeline, Ltd.	—	2%

At December 31, 2009, and 2008, the Company had accounts receivable balances from Luminant Energy Company, LLC of $473,944 or 98% and $ 4,266 or 11% of total accounts receivable respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable, oil and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days.  No interest is charged on past-due balances.  Payments made on all accounts receivable are applied to the earliest unpaid items.  Trade accounts receivable are recorded at net realizable value. If the financial condition of GeoPetro’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. There was no allowance for doubtful accounts needed as of the years ended December 31, 2009 or 2008.

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

Share-Based Payments—The Company has a stock- based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable after five years and expire five to ten years after the grant date. The Company measures and records stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility. The compensation expense was recorded ratably over the requisite service period defined in the award.  The Company recorded $403,963 and $268,723 of stock-based employee compensation for the twelve months ended December 31, 2009 and 2008, respectively. See Note 8.

Net Loss per Common Share—Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	Years Ended December 31,
	2009	2008
Stock options (Note 8)	2,720,000	2,740,000
Warrants (Note 9)	1,561,547	1,249,857
Convertible preferred stock, Series B	7,523,000	—

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for each of the two years in the period ended December 31, 2009 because their effects were antidilutive.

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

Recently Issued Accounting Pronouncements— Effective January 1, 2009, we adopted ASC 260-10 (formerly Staff Position No. EITF 03-6-1), “Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividend or dividend equivalents (whether paid or unpaid) are participating securities, and, therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. We adopted the provisions of this standard on January 1, 2009, with no significant impact on our financial statements.

Effective January 1, 2009, we adopted ASC 815-10 (formerly Statement of Financial Accounting Standards (“SFAS”) 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133), which amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and the related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of this standard on January 1, 2009, with no significant impact on our financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system along with original references. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In December 2008, the SEC issued the final rule on the Modernization of Oil and Gas Reporting.  This SEC ruling revises its oil and gas reserves reporting requirements effective for fiscal years ending on or after December 31, 2009, with early adoption prohibited.  These revisions by the SEC are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves.  These changes include:

•                  Modifying prices used to estimate reserves for SEC disclosure purposes to the simple average of the prices posted on the first day of each month in the Company’s fiscal year instead of a single-day, period-end price.

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

•                  We are now required to file the report of any third party used to prepare or audit reserves our estimates.

In addition, in January 2010, FASB issued Account Standards Update (the “Update”) 2010-03, “Oil and Gas Reserve Estimation and Disclosures,” to provide consistency with the new reserve rules. The Update amends existing standards to align the reserves calculation and disclosure requirements under GAAP with the requirements in the SEC’s reserve rules. We adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate.

Application of the new reserve rules resulted in the use of a lower natural gas price at December 31, 2009 than would have resulted under the previous rules. As a result, the new pricing methodology rules resulted in a lower net present value (PV-10) of economically producible reserves. The new SEC rules require that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices.  The prices under the new rules were $3.11 per Mcf for natural gas adjusted for energy content, quality and basis differentials. Under the new rules, this resulted in a ceiling test write-down of $19.8 million associated with the US full cost pool.  Had we used the price prevailing on December 31, 2009 of $5.45 per Mcf for natural gas, no ceiling test write-down would have been recorded.

Use of new 12-month average pricing rules at December 31, 2009 also resulted in a decrease in economically producible proved reserves of approximately 1.03 Bcf. Use of the old year-end prices rules would have resulted in a decrease in proved reserves of approximately 0.53 Bcf at December 31, 2009. Therefore, the total impact of the new price methodology rules resulted in negative reserves revisions of 0.5 Bcf.

The effect of adopting the new reserve rules on our depletion was insignificant.

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

In January 2010, the Financial Accounting Standards Board issued amendments to Fair Value Measurements and Disclosures under ASC Topic 820. Effective for our 2010 financial statements, this guidance provides for disclosures of significant transfers in an out of Levels 1 and 2. In addition, the guidance clarifies existing disclosure requirements regarding inputs and valuation techniques as well as the appropriate level of disaggregation for fair value measurements and disclosures. Effective for our 2011 financial statements, this guidance provides for disclosures of activity on a gross basis within Level 3 reconciliation.  The adoption of the standard is not expected to have a material impact on our financial statements.

3.                 SUMMARY OF OIL AND GAS OPERATIONS:

Capitalized costs at year end and costs incurred relating to GeoPetro’s oil and gas properties are summarized as follows:

Capitalized costs as of December 31, 2009 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$46,102,853	$2,388,051	$24,644	$2,679,304	$51,194,852
Unproved properties	5,225,530	1,522,718	1,333,797	329,728	8,411,773
Gas processing plant	10,285,573	—	—	—	10,285,573
Less—accumulated depletion and impairment	(33,858,915)	(2,388,051)	(24,644)	(2,679,304)	(38,950,914)
Net capitalized costs	$27,755,041	$1,522,718	$1,333,797	$329,728	$30,941,284

Costs incurred for the year ended December 31, 2009 are as follows:

Gas processing plant acquisition	$(570,971)	$—	$—	$—	$(570,971)
Exploration	528,532	—	(41,896)	(15,683)	470,953
Development	288,236	—	—	—	288,236
Total costs incurred	$245,797	$—	$(41,896)	$(15,683)	$188,218

Capitalized costs as of December 31, 2008 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$44,299,854	$2,388,051	$—	$1 ,659,034	$48,346,939
Unproved properties	6,211,761	1,522,718	1,400,338	1,365,681	10,500,498
Gas processing plant	10,707,982	—	—	—	10,707,982
Less—accumulated depletion and impairment	(12,475,219)	(2,388,051)	—	(1,659,034)	(16,522,304)
Net capitalized costs	$48,744,378	$1,522,718	$1,400,338	$1,365,681	$53,033,115

Costs incurred for the year ended December 31, 2008 are as follows:

Gas processing plant acquisition	$10,707,982	$—	$—	$—	$10,707,982
Exploration	3,854,688	—	376,498	490,973	4,722,159
Development	848,332	—	—	—	848,332
Total costs incurred	$15,411,002	$—	$376,498	$490,973	$16,278,473

During 2009 and 2008, the Company recorded impairment write-downs associated with the Canadian proved cost pool due to dry holes of $1,020,270, and $69,856, respectively. The Company also record impairment write-downs associated with Indonesia project of $24,644.

Unproved Oil and Gas Properties—United States—As GeoPetro’s properties are evaluated through exploration, they will be included in the amortization base. Costs of unproved properties in the United States at December 31, 2009 and 2008 represent exploration costs in connection with GeoPetro’s Alaska and California prospects. The prospects and their related costs in unproved properties have been assessed individually and no impairment charges were considered necessary for the United States properties for any of the periods presented. The current status of these prospects is that seismic data is being interpreted on an on-going basis on the subject lands within the prospects. Drilling in the Alaska and California prospects is expected to commence in 2010 and 2011, and will continue in future periods. See Note 11

Unproved Oil and Gas Properties—Australia—Unproved costs incurred in Australia represent costs in connection with the exploration of two exploration permit areas in Australia. The prospects and their related costs in unproved properties have been assessed individually and no impairment charges were considered necessary for the Australian properties for any of the periods presented. On June 20, 2007, the Company entered into a contract to sell its Australian Properties to an unaffiliated third party. These costs remaining in unproved properties represent our retained interest.

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

In 2009, C-G Bengara received an extension to the Bengara-II PSC contract until December 4, 2011 and may be extended for subsequent years subject to further approval based on an annual review of progress and results of appraisal work.

Breakdown of Unproved Oil and Gas Properties—The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2009, by the period in which the costs were incurred:

	Totals	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	2006 and Prior Years
Unproved property acquisition	$2,150,134	$—	$—	$296,189	$1,853,945
Exploration	6,261,639	(2,088,725)	4,652,303	1,048,525	2,649,536
Total	$8,411,773	$(2,088,725)	$4,652,303	$1,344,714	$4,503,481

Management expects that planned activities for the year 2010 will enable the evaluation of approximately 25% of the costs as of December 31, 2009. Evaluation of 30% of the remaining costs is expected to occur in 2011 with the remaining 45% in 2012 and beyond.

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

All of the purchase price was allocated to the processing plant, included in oil and gas properties on our consolidated balance sheet as of December 31, 2009.

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

Our results of operations for the years ended December 31, 2008 do not include the operating results of the natural gas treatment plant because such acquisition closed on December 31, 2008.  The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2008.  The pro forma information has been included in the notes as required by generally accepted accounting principles and is provided for comparison purposes only.  The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

Years Ended December 31,
2008
Operating revenues	$15,066,915
Total operating expenses	$15,954,201
Loss applicable to common stock	$(1,239,749)
Net loss per share — basic	$(0.04)
Net loss per share — diluted	$(0.04)

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

4.                 DEBT:

Debt at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008

Promissory notes dated December 23, 2008 (a)	$1,050,000	$1,050,000
Promissory notes dated May 2009 (b)	365,000	—
Promissory notes dated June 2009 (c)	300,000	—
Bridge notes dated August, September, and October 2009 (d)	1,000,000	—
Bank of Oklahoma loan (e)	4,972,847	6,697,847
	7,687,847	7,747,847
Less current portion of long term debt	(1,600,000)	(600,000)
Less discount on promissory notes relating to loan fees	(101,202)	(128,398)
	$5,986,645	$7,019,449

(a)          The Company issued four promissory notes totaling $1,050,000 during December 2008 with maturity dates in December 2011. The notes may be repaid at any time without penalty. The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears. The principal amount and accrued and unpaid interest are due and payable on December 23, 2011. In connection with the notes, the Company paid loan origination fees totaling $6,000 and granted three-year exercisable warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share. We also issued 150,000 warrants as a finder’s fee. The fair value of the warrants on the dates of issuance, $122,764 and the $6,000 of loan origination fees, was recorded as a debt discount and is being amortized over the life of the promissory note. As of December 31, 2009, the unamortized debt discount was $85,476.

(b)         During May 2009 the Company borrowed $365,000 pursuant to two separate three-year loans. The notes have maturity dates in May 2012.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest are due and payable on May 2012.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 36,500 Common Shares warrants at $1.00 per share. The fair value of the warrants on the dates of issuance, $12,724, was recorded as a debt discount and is being amortized over the life of the promissory note. As of December 31, 2009, the unamortized debt discount was $10,073.

(c)          In June 2009 the Company borrowed $300,000 pursuant to two separate one-year loans. The two notes have maturity dates in June 2010.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest are due and payable on June 2010.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 30,000 Common Shares warrants at $1.00 per share. The fair value of the warrants on the dates of issuance, $7,537, was recorded as a debt discount and is being amortized over the life of the promissory note. On March 16, 2010, these two notes were extended for  an additional one year and the new maturity dates are June 30, 2011. As of December 31, 2009, the unamortized debt discount was $5,652.

(d)         During August thru October 2009, the Company borrowed $1,000,000 pursuant to five separate one-year bridge loans.  The notes have maturity dates in August 31, 2010 and October 23, 2010.  The notes may be repaid at any time without penalty.  The note bears an annual rate of ten percent (10%), with such interest payable at maturity.  The principal amount and accrued and unpaid interest are due and payable on August 31, 2010 and October 23, 2010.  In connection with the notes, the Company granted three-year warrants exercisable to purchase 50,000 Common Shares at $1.00 per share. The fair value of the warrants on the dates of issuance, $25,367, was recorded as a debt discount and is being amortized over the life of the bridge note. As of December 31, 2009, the unamortized debt discount was $19,507.

(e)          Effective December 31, 2008, the Company assumed $7,697,847 of Madisonville Gas Processing LP’s (“MGP”) bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”) via a (i) $1 million cash payment applied directly towards debt principal reduction, and (ii) a refinancing by GeoPetro of the $6,697,847 remaining balance in the form of a 3 year Amended and Restated Term Loan Agreement with the lender, Bank Oklahoma (“BOK”).  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or Libor plus 5.5% at the option of the Company. At December 31, 2009, the interest rate was 5.78% (LIBOR + 5.5%).  Additional principal will be payable upon GeoPetro meeting certain net operating cash flow thresholds during the three year term of the loan.  The loan is secured by a first lien on the Madisonville Midstream Plant and all of the Company’s proved natural gas reserves located at the Madisonville Project.  In addition, GeoPetro has agreed to pay, at the time the loan is repaid in full, a loan origination fee of $60,000 for any annual period during which the loan principal remains outstanding.  There is no prepayment penalty.  The Amended and Restated Term Loan Agreement contains customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $35,000,000. The Company’s tangible net worth was less than $35 million at December 31, 2009 due to the impairment write-down of $19.8 million in the US cost pool. On March 25, 2010, BOK waived compliance of the covenant as of December 31, 2009 and lowered the minimum tangible net worth requirement from the current $35 million to $18 million.

5.                 INCOME TAXES:

The Company files income tax returns in the U.S. federal jurisdiction and various states.  There are currently no federal or state income tax examinations underway.  Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2006 and for state and local tax authorities for tax years before 2005.  The Company does, however, have net operating losses generated in tax years 1997 and after, which remain open for examination.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes (formerly SFAS 109 and FIN 48), on January 1, 2007. As of December 31, 2009 the Company had no unrecognized tax benefits. There have been no changes during the year with respect to unrecognized tax benefits.  The Company does not foresee the total amounts of unrecognized tax benefits significantly increasing within the next 12 months.  Furthermore, no corresponding interest and penalties have been accrued as the Company is in a net operating loss position.

ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Where it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value.

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.

The effective tax rate for the year ended December 31, 2009 is negligible.

	2009	2008
Current
Federal	$—	$—
State	2,100	13,000
Total	2,100	13,000

Deferred
Federal	—	—
State	—	—
Total	—	—
Total Income Tax Provision	$2,100	$13,000

The actual income tax (benefit) expense differs from the expected tax (benefit) expense as computed by applying the U.S. Federal corporate income tax rate of 35% for each period as follows:

	2009	2008
Amount of expected tax (benefit) expense	$(9,096,000)	$(57,000)
Non-deductible expenses	69,000	16,000
Alternative minimum tax	—	—
State Taxes	2,100	1,600
Other	—	2,400
Valuation allowance adjustments	9,027,000	50,000
	$2,100	$13,000

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	2009	2008
Deferred tax assets (liabilities):
Net operating loss carry forwards	$10,460,000	$8,294,000
Oil and gas property basis differences	2,795,000	(5,071,000)
Stock compensation	330,000	189,000
Other	(749,000)	(96,000)
Total deferred tax assets	12,836,000	3,316,000
Valuation allowance	(12,836,000)	(3,316,000)
Total net deferred taxes	$—	$—

As of December 31, 2009, GeoPetro had net operating loss (NOL) carryforwards of approximately $31,991,000 for federal income tax purposes which begin to expire in 2017.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

However, in accordance with ASC 718 (formerly SFAS 123(R)), a deferred tax asset has not been recognized for the portion of the net operating loss carryforwards that is attributable to excess tax deductions associated with the exercise of stock options which do not reduce income taxes payable. Accordingly, approximately $3,536,000 of GeoPetro’s federal NOL has not been benefited for financial statement purposes as it relates to excess tax deductions that have not reduced income taxes payable. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce income taxes payable.

The Company also has approximately $10,258,000 of California net operating losses and approximately $551,000 of Alaska net operating losses which begin to expire in 2010 and 2026, respectively. In accordance with ASC 718, a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $334,000 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

6.                 RELATED PARTY TRANSACTIONS:

On June 18, 2009 and August 12, 2009, Stuart J. Doshi, President and CEO, made loans to the Company totaling $132,000. The notes accrued interest at 8% annually and was payable on demand. The notes and accrued interest were repaid on August 20, 2009 and September 14, 2009, respectively.

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

Series B Preferred Stock— There are presently 7,523,000 shares of Series B Stock issued and outstanding.  The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion. In 2009, we incurred $179,045 in dividends on the Series B Stock, of which $68,583 had been paid as of December 31, 2009.

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

During 2008, the Company issued 820,000 of stock options to officers, directors and employees, which were exercisable at $4.28 per share.

On April 27, 2009, the Company reduced the option price previously granted to an officer from $2.10 per share to $1.00 per share based on the new employment agreement. The fair value of the repricing options was insignificant.

The Company recorded stock compensation expense of $403,963 and $268,723 for the twelve months period ended December 31, 2009 and 2008, respectively.

A summary of the status of GeoPetro’s stock option plan is as follows:

	Options	Exercise Prices	Weighted Average Exercise Price
Outstanding at January 1, 2008	2,670,000	$0.50 to $6.25	$1.77
Granted	820,000	$4.28	4.28
Exercised	(750,000)	$0.50	0.50
Expired	—	—	—
Outstanding at December 31, 2008	2,740,000	$2.10 to $6.25	2.87
Granted	60,000	$1.00	1.00
Exercised	—	—	—
Canceled	(80,000)	$4.28	4.28
Outstanding at December 31, 2009	2,720,000	$1.00 to $6.25	$2.73

We estimated the fair values of each option granted using the Black-Scholes model with the following assumptions for options granted during the years ended December 31:

	2009	2008
Expected dividend yield	—	—
Expected volatility	113.0%	66.0%
Risk-free interest rates	2.53%	3.5% to 4.9%
Expected lives	5 years	5 years
Weighted average fair values per share	$0.33	$2.17

We estimated the dividend yield at 0% considering that we have not historically paid dividends on our common stock, nor do we expect to pay dividends in the future.  Volatility estimates represent the historic trading volatility underlying our common stock at the date of grant.  We estimated risk-free interest rates based on the U.S. Treasury yield curve at the date of grant.  Expected lives are based on our historic experience with employee option exercise behavior and consider the vesting period and the contractual lives of the related options.

The options outstanding as of December 31, 2009 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
210,000	150,000	1.00	4.26
1,600,000	1,600,000	2.10	3.43
150,000	90,000	3.85	1.29
10,000	8,000	4.25	0.01
740,000	148,000	4.28	3.49
10,000	8,000	6.25	0.44
2,720,000	2,004,000

The total intrinsic value of options outstanding was $0.00 at December 31, 2009 and 2008, respectively. The intrinsic value for exercisable options was $0.00 at December 31, 2009 and 2008, respectively. The total intrinsic value for stock options exercised was $0 and approximately $172,500 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there are 2,004,000 options which are exercisable. The remaining 716,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $1,209,781.

As of December 31, 2009, the available issuable options are 2,280,000 shares.

9.                 COMMON STOCK WARRANTS:

During October 2009, the Company issued warrants to purchase 157,690 shares of common stock to a non-related parties expiring September 30, 2011 and October 19, 2014, with a strike price of $1.00 per share.  The grant-date fair value of the warrants amounted to $97,144, using the Black-Scholes valuation method, was recorded as finder’s fee and offset additional paid in capital.

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

On February 23, 2009 and October 8, 2009, the Company issued warrants to purchase 98,500 shares of common stock to a non-related party expiring February 22, 2012 and October 18, 2012 with a strike price of $1.00 to $1.25 per share. Warrants granted shall vest according the following schedule: 25% immediately; 25% at the three month anniversary of the signing of the agreement; 25% at the six month anniversary of the signing of the agreement; and 25% at the nine month anniversary of the signing of the agreement. The grant-date fair value of the warrants amounted to $55,893, using the Black-Scholes valuation method, which is recognized in general and administrative expense on our consolidated statement of operations ratably over the requisite service period as defined by the vesting schedule above.

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

On July 2, 2008, the Company issued 83,676 shares of common stock pursuant to a cashless exercise of 175,125 common stock warrants.

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2009:

	Expiration	Exercise	Outstanding at	Warrants	Warrants	Warrants	Outstanding at
	Date	Price	12/31/2008	Exercised	Granted	(Expired/Canceled)	12/31/2009

Common Stock	01/31/09	$3.50	150,000	—	—	(150,000)	—
Common Stock	02/12/09	$3.50	20,000	—	—	(20,000)	—
Common Stock	02/28/09	$4.51	5,000	—	—	(5,000)	—
Common Stock	01/31/10	$3.50	80,000	—	—	—	80,000
Common Stock	08/13/10	$3.85	60,078	—	—	—	60,078
Common Stock	09/30/11	$1.00	—	—	27,150	—	27,150
Common Stock	12/15/11	$3.50	114,000	—	—	—	114,000
Common Stock	12/22/11	$1.00	35,000	—	—	—	35,000
Common Stock	12/23/11	$1.00	45,000	—	—	—	45,000
Common Stock	12/25/11	$1.00	40,000	—	—	—	40,000
Common Stock	02/22/12	$1.00	—		50,000	—	50,000
Common Stock	01/12/12	$1.00	—		150,000	—	150,000
Common Stock	05/17/12	$1.00	—		36,500	—	36,500
Common Stock	06/29/12	$1.00	—		30,000	—	30,000
Common Stock	08/13/12	$4.50	600,779	—	—	—	600,779
Common Stock	09/30/12	$1.00	—		14,000	—	14,000
Common Stock	10/22/12	$1.00	—		36,000	—	36,000
Common Stock	11/22/12	$1.25	—		12,500	—	12,500
Common Stock	03/31/14	$5.25	100,000	—	—	—	100,000
Common Stock	10/19/14	$1.00	—		130,540	—	130,540

						—
			1,249,857	—	486,690	(175,000)	1,561,547

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2008:

					Warrants	Warrants
	Expiration	Exercise	Outstanding at	Warrants	Granted/	(Expired/	Outstanding at
	Date	Price	January 1, 2008	Exercised	Extended	Canceled)	12/31/2008

Common Stock	02/28/08	$5.00	27,000	—	—	(27,000)	—
Common Stock	07/19/08	$5.00	50,000	—	—	(50,000)	—
Common Stock	09/30/08	$5.00	14,375	—	—	(14,375)	—
Common Stock	12/15/08	$3.50	1,100,998	—	—	(1,100,998)	—
Common Stock	01/31/09	$3.50	150,000	—	—	—	150,000
Common Stock	02/12/09	$3.50	20,000	—	—	—	20,000
Common Stock	02/28/09	$4.51	5,000	—	—	—	5,000
Common Stock	03/31/09	$5.25	100,000	—	—	—	100,000
Common Stock	12/15/10	$3.50	—	—	114,000	—	114,000
Common Stock	01/31/10	$3.50	95,000	—	—	(15,000)	80,000
Common Stock	08/13/10	$3.85	60,078	—	—	—	60,078
Common Stock	12/22/11	$1.00	—	—	35,000	—	35,000
Common Stock	12/23/11	$1.00	—	—	45,000	—	45,000
Common Stock	12/25/11	$1.00	—	—	40,000	—	40,000
Common Stock	08/13/12	$4.50	600,779	—	—	—	600,779

Related party:
Common Stock	04/30/08	$3.00	33,333	—	—	(33,333)	—
Common Stock	12/31/08	$2.00	185,125	(175,125)	—	(10,000)	—

			2,441,688	(175,125)	234,000	(1,250,706)	1,249,857

10.          COMMITMENTS AND CONTINGENCIES:

Employment Agreements—The Company entered into a contract of employment with Stuart J. Doshi, Founder, President, Chief Executive Officer and Chairman of the Board of Directors, as amended through December 31, 2008. The contract, as amended, provides for a five-year term commencing May 1, 2005 which term is automatically extended for successive two-year renewal terms unless: (a) the board of directors elects not to renew the contract and the Company provides notice to Mr. Doshi of such non-renewal at least six months prior to the expiry of his employment term or any renewal term, or (b) Mr. Doshi attains age 75, in which case the term ends upon the completion of the calendar year in which he becomes 75 years old unless the Company and Mr. Doshi mutually agree to one-year extensions. The contract of employment currently provides for an annual base salary of $300,000 and further provides that in the event of a change of control of the Company or if Mr. Doshi is terminated without cause, he is entitled to receive (a) in exchange for all of his vested stock options and vested restricted shares, such number of Common Shares having a market value equal to the difference between (x) the aggregate total market value of all vested restricted shares and Common Shares he would receive upon exercise of all vested stock options less (y) the aggregate total exercise price for all of his vested stock options; provided, however, that if the Common Shares to be delivered to Mr. Doshi upon such change of control or termination have not been registered so as to permit immediate public resale, Mr. Doshi shall instead receive a cash payment equal to the market value on the date of termination of all vested stock options and restricted shares without any discount for liquidity or minority position against cancellation of such options and restricted shares, (b) a cash payment equal to the greater of (i) his compensation for the remainder of his term, including salary and the aggregate amount of his bonuses in respect of the last four fiscal years and (ii) four times his compensation in the current year, including his then-current salary and the average amount of his bonuses for the last four fiscal years, and (c) an additional cash payment representing his employment benefits equal to 20% of the amount of salary he is entitled to receive under (b)(i) or (b)(ii) above, as applicable. In addition, in the event of a change of control or termination without cause, all unvested options issued by the Company to Mr. Doshi will vest.

GeoPetro has executed an employment contract as amended through December 31, 2008 with its Vice President of Exploration, David V. Creel. The contract provides an annual salary of $163,200 and may be terminated by GeoPetro without cause upon the payment to Mr. Creel of cash payments equal to the lesser of three months’ base salary or base salary during the remainder of the employment term, and, in the event of termination without cause, all unvested options issued by GeoPetro to Mr. Creel will vest.

GeoPetro has executed an employment contract dated April 27, 2009 with its Chief Financial Officer, J. Chris Steinhauser. The contract provides an annual salary of $225,000 and may be terminated by GeoPetro without cause upon the payment to Mr. Steinhauser of cash payments equal to the lesser of nine months’ base salary or base salary during the remainder of the employment term.

Office Lease—The Company leases its San Francisco, CA office space under a non-cancelable operating loss arrangement expiring in April 2010. Minimum annual rentals due under this agreement as of December 31, 2009 amounted to $31,038. See Note 11.

Rent expense for the years ended December 31, 2009 and 2008, was approximately $90,651 and $78,334, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Madisonville Net Profits Interest—Redwood LP’s 100% working interest is subject to a net profits interest in favor of unrelated third parties. The net profits interest is 12.5% (proportionately reduced) of the net operating profits until payout is achieved. After payout, the net profits interest increases to 30% (proportionately reduced). Payout, for purposes of the net profits interest, is defined and achieved at such time as Redwood LP has recouped from net operating cash flows its total net investment in the project plus a 33% cash on cash return.

Devon Lawsuit—-On September 11, 2009, the Company’s subsidiary, Redwood Energy Production, L.P. (“Redwood”) filed an Original Petition for Declaratory Judgment against Devon Energy Production Company (“Devon”) regarding certain overriding royalty interests and related revenue amounts claimed by Devon.  In the context of this lawsuit, Devon has asserted a claim for the past due royalties held by Redwood in a suspense account.  The Company previously accrued all amounts owed pursuant to these overriding royalty interests as royalty owners payable.  In the opinion of management based on consultation with legal counsel, these proceedings are not expected to have a material adverse effect on our financial condition or results of operations.

11.          SUBSEQUENT EVENTS:

We have evaluated subsequent events through the date on which these financial statements were filed.

New Office Lease: On February 15, 2010, we entered into a new lease for our principal executive office to be located at 150 California Street, Suite 600, San Francisco, CA 94111.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement are as follows:

2010	95,223	*
2011	145,635
2012	149,836
2013	154,037
2014	158,238
2015	162,439
2016	166,640
2017	56,013

Total	$1,088,061

*The lease provides that rent for the first five months of the lease term totaling $59,514 shall be abated provided we are not in default during the term of the lease.

Sale of Alaskan Leases: On February 26, 2010, we sold our entire working interest in our Alaskan leases to Linc Energy (Alaska) Inc. (“Linc”).  Linc is a wholly-owned subsidiary of Linc Energy Ltd., an Australian-based company publicly traded on the Australian Stock Exchange.

Linc will acquire all of the Alaskan Leases for the following consideration:

f.                                         A cash payment of $1.0 million will be deposited by Linc in an escrow account, to be released to us upon approval of the assignments of the Alaskan leases to Linc.

g.                                      In addition, we will receive a $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the Alaskan leases.

h.                                      After we have received the $4.0 million payment specified in paragraph (b) above, we will thereafter receive an overriding royalty interest of 10% of 8/8ths in and to the Alaskan leases issued by the State of Alaska and the Alaska Mental Health Trust (which comprise over 99% of the Alaskan Leases), and an overriding royalty interest of 7% of 8/8ths in and to the Alaskan Leases issued by Cook Inlet Region, Inc. on conventional oil and gas production and coal bed methane production.

i.                                          Linc has agreed to pay all of the costs of maintaining the Alaskan leases at least through the end of the primary terms thereof.

j.                                          Following the lessors’ approval of the assignments of the Alaskan leases into Linc, Linc will diligently commence and prosecute the drilling of the Frontier Spirit #1 exploration well to evaluate a conventional oil and gas prospect identified and developed by us.

Bank of Oklahoma Loan Agreement Amendment:  Our Amended and Restated Term Loan Agreement with our lender, Bank Oklahoma (“BOK”) was amended on March 25, 2010.  Our original Amended and Restated Term Loan Agreement contained customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $35,000,000. The Company’s tangible net worth was less than $35 million at December 31, 2009 due to the impairment write-down of $19.8 million in the US cost pool. BOK waived compliance of the covenant as of December 31, 2009 and lowered the minimum tangible net worth requirement from the current $35 million to $18 million as of the March 25, 2010 amendment.

12.          SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION: (UNAUDITED)

The reserve quantities and valuations are based upon estimates by MHA Petroleum Consultants. The proved reserves presented herein are located entirely within the United States. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. For year-end 2009, new SEC rules were implemented requiring that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices.  The prices under the new rules were $3.11 per Mcf for natural gas adjusted for energy content, quality and basis differentials. By contrast, the price prevailing on December 31, 2009 of $5.45 per Mcf.  Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic productivity is supported by either actual production or a conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

The estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions. At December 31, 2009, all of GeoPetro’s reserves are attributable to three producing wells, one shut-in well and an undeveloped location. Other than the producing wells and one shut-in well, there is no other production history as of or subsequent to that date. Reserve estimates for these wells are subject to substantial upward or downward revisions after production commences and a production history is obtained.   Accordingly, reserve estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

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

Natural Gas (Mcf)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES:
January 1, 2008	23,139
Revisions of previous estimates	(1,553)
Extensions, discoveries, and other additions	—
Sale of reserves	—
Production	(1,116)
December 31, 2008	20,470
Revisions of previous estimates	(6,280)
Extensions, discoveries, and other additions	5,249
Sale of reserves	—
Production	(807)
December 31, 2009	18,632

PROVED RESERVES PRESENTED HEREIN ARE LOCATED
ENTIRELY WITHIN THE UNITED STATES

	2009	2008
	(MMcf)	(MMcf)
Proved developed	3,651	17,300
Proved developed non-producing	6,611	3,170
Proved undeveloped	8,371	—

Total	18,632	20,470

The downward revision of previous estimates of natural gas reserves during 2009 of 6,280 MMcf is primarily associated with performance revisions attributable to the Fannin #1 well. The remainder of the downward revision of previous estimates is attributable to lower natural gas prices as calculated under the new SEC pricing methodology. Natural gas prices utilizing the new SEC price methodology decreased approximately 41% from December 31, 2008 to December 31, 2009, resulting in a decrease in proved reserves of approximately 505 MMcf.

The reserve increases resulting from extensions, discoveries and other additions resulted for two reasons.  The first reason is that one probable location from the year end 2008 report was reclassified to a proved undeveloped location in the year end 2009 report.  This change was based on the overall proved volumetrics for the field (which did not change year over year), and a decline in the volumes assigned for existing proved developed locations because of reservoir geometry.  The second reason is that the planned hydraulic fracture treatment for the existing Wilson #1 well, in conjunction with the necessary plant upgrade to handle the increased volume of gas,  resulted in the Wilson#1 well reserves being reclassified into the proved undeveloped category because of the relatively large expense required to achieve the predicted production rates from this well.

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows for the 2008 estimates were computed by applying year-end prices, adjusted for historic differentials, to estimated annual future production from proved gas reserves. Future cash flows for the 2009 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month in 2009 to estimated annual future production from proved gas reserves. The average and year-end prices for gas are indicated below. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED PETROLEUM AND NATURAL GAS RESERVES

	YEAR ENDED DECEMBER 31,
	2009	2008
	(in thousands)
Future cash inflows	$50,652	$107,063
Future production costs	(17,157)	(34,414)
Future development costs	(7,849)	(5,075)
Future income taxes	—	(7,977)
Future net cash flows	25,646	59,597
10% annual discount	(6,005)	(12,282)
Standardized measure of discounted future net cash flows	$19,641	$47,315

The PV-10 values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

For comparative purposes, in addition to the new SEC pricing methodology, we also prepared estimates of our year-end proved reserves using the old pricing methodology which would have utilized the December 31, 2009 price of $5.45 per Mcf.  Under the old pricing methodology, our reserves at the end of 2009 would have been 19.14 Bcf, with a PV-10 value of $44.5 million.  Accordingly, the impact of using the new SEC pricing methodology resulted in a net reduction of our PV-10 value of approximately $24.9 million.

AVERAGE PRICE	YEAR END PRICE
2009 REPORT	2008 REPORT
Gas ($/MMBtu)	Gas ($/MMBtu)
$3.11	$5.25

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED PETROLEUM AND NATURAL GAS RESERVE
QUANTITIES
PROVED RESERVES ARE LOCATED ENTIRELY WITHIN THE UNITED STATES

	Years Ended December 31,
	2009	2008

Balance, beginning of period	47,315	60,208
Sales of oil and gas, net	1,373	(4,088)
Net change in prices and production costs	(32,319)	(5,664)
Net change in future development costs	(2,497)	(3,547)
Extensions and discoveries	7,229	—
Revisions of previous quantity estimates	(8,648)	(4,376)
Net change in income taxes	6,109	4,748
Accretion of discount	3,548	4,823
Other	(2,469)	(4,789)
Balance, end of period	$19,641	$47,315

EXHIBIT INDEX

Exhibit Number	Description
3.1 (2)	Amended and Restated Articles of Incorporation of GeoPetro Resources Company
3.2 (4)	Second Amended and Restated Bylaws of the GeoPetro Resources Company
4.1 (2)	Form of Warrant issued by GeoPetro Resources Company to various investors on various dates.
4.2 (3)	Specimen Common Stock Certificate
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

4.5 (6)	Placement Agent Warrant dated August 13, 2007
4.6 (7)	Form of Common Stock Purchase Warrant dated as of various dates, issued to purchasers of promissory notes
10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000
10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997
10.4 (2)	Exploration Permit#408, Dated July 2, 1997
10.5 (2)	Madisonville Field Development Agreement dated August 1, 2005
10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005
10.7 (2)†	The 2001 Stock Incentive Plan
10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan
10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006
10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005
10.12 (2)	Office Lease Agreement, Dated effective March 1, 2004
10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.
10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006
10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007
10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007
10.23 (11)†	Seventh Amendment to Employment Agreement of Stuart Doshi, dated December 29, 2008
10.24 (11)†	Eighth Amendment to Employee Agreement of Stuart Doshi, dated December 31, 2008
10.25 (11)†	Fourth Amendment to Employment Agreement of David Creel, dated December 29, 2008
10.26 (11)†	Fifth Amendment to Employee Agreement of David Creel, dated December 31, 2008
10.29 (8)	Purchase and Sale Agreement dated December 31, 2008
10.30 (9)	Amended and Restated Term Loan Agreement dated December 31, 2008 with Bank of Oklahoma
10.31 (11)	Security Agreement dated December 31, 2008
10.32 (11)	Form of Promissory Note issued by GeoPetro Resources Company to various investors dated various dates from December 23, 2008 to December 26, 2008
10.24 (12)†	Employment Agreement with J. Chris Steinhauser dated April 27, 2009
10.25 (13)†	Sixth Amendment to David Creel Employment Agreement dated April 28, 2009
10.26 (14)	Related Party Promissory Note Dated June 18, 2009
21.1 (11)	List of subsidiaries of GeoPetro Resources
23.1 (1)	Consent of MHA Petroleum Consultants
23.2 (1)	Consent of Hein & Associates LLP
31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.
99.1 (1)	Report of MHA Petroleum Consultants

(1)	Filed herewith.

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

(7)	Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 7, 2009, and incorporated herein by reference.

(8)	Filed as Exhibit 10.24 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009, and incorporated herein by reference.

(9)	Filed as Exhibit 10.25 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007, and incorporated herein by reference.

(11)	Filed as Exhibit 23.1 to the Company’s Report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2009, and incorporated herein by reference.

(12)	Filed as Exhibit 10.24 to the Form 10-Q, as filed with the Securities and Exchange Commission on May 11, 2009, and incorporated herein by reference.

(13)	Filed as Exhibit 10.25 to the Form 10-Q, as filed with the Securities and Exchange Commission on May 11, 2009, and incorporated herein by reference.

(14)	Filed as Exhibit 10.26 to the Form 10-Q, as filed with the Securities and Exchange Commission on August 10, 2009, and incorporated herein by reference.

†	Indicates a management or compensatory plan or arrangement.