Form 10-Q
period 2010-06-30
GEOPETRO RESOURCES CO
filed 2010-08-16
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 34,284,646 shares of no par value common stock outstanding on August 16, 2010

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,122,335	$2,429,891
Trade accounts receivable—natural gas sales	290,466	473,944
Accounts receivable—other	456,391	8,658
Prepaid expenses	213,710	132,238
Total Current Assets	2,082,902	3,044,731

Oil and gas properties, at cost (full cost method)
Unproved properties	7,535,273	8,411,773
Proved properties	51,260,331	51,194,852
Gas processing plant, at cost	10,285,573	10,285,573
Less—accumulated depletion, depreciation, and impairment	(39,344,259)	(38,950,914)
Net Oil and Gas Properties	29,736,918	30,941,284

Furniture, fixtures and equipment, at cost, net of depreciation	49,006	2,071
Other assets	45,281	16,127
Total Assets	$31,914,107	$34,004,213

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$1,358,567	$950,097
Current portion of long term notes payable	2,032,509	1,549,829
Interest payable	248,023	136,233
Dividends payable	112,536	110,462
Production taxes payable	132,333	309,904
Other taxes payable	8,719	11,147
Royalty owners payable	1,143,104	1,151,284
Total Current Liabilities	5,035,791	4,218,956

Long Term Notes Payable	5,412,111	5,986,645
Asset Retirement Obligations	68,182	65,009
Other Long Term Liabilities	40,577	—
Total Liabilities	10,556,661	10,270,610

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized 7,523,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively. Liquidation preference of $5,642,250 at June 30, 2010 and December 31, 2009, respectively.	5,448,602	5,448,602
Common stock, no par value; 100,000,000 shares authorized; 34,284,646 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	53,397,733	53,397,733
Additional paid-in capital	3,264,764	3,060,187
Accumulated deficit	(40,753,653)	(38,172,919)
Total Shareholders’ Equity	21,357,446	23,733,603

Total Liabilities and Shareholders’ Equity	$31,914,107	$34,004,213

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009

Revenues
Natural gas sales	$810,796	$1,070,202	$2,006,369	$1,946,270

Costs and expenses
Plant operating	1,046,835	1,308,367	2,186,949	2,353,139
Lease operating	70,278	83,535	194,583	384,414
General and administrative	502,842	616,655	1,237,022	1,465,593
Depreciation and depletion	187,789	416,405	396,482	726,491
Total costs and expenses	1,807,744	2,424,962	4,015,036	4,929,637

Loss from operations	(996,948)	(1,354,760)	(2,008,667)	(2,983,367)

Other Income and (Expense)

Interest expense	(174,889)	(167,907)	(348,908)	(400,346)
Interest income	607	330	1,476	3,973
Total other expense	(174,282)	(167,577)	(347,432)	(396,373)

Loss Before Taxes	(1,171,230)	(1,522,337)	(2,356,099)	(3,379,740)

Income tax expense	(800)	(1,845)	(800)	(1,845)

Net Loss	(1,172,030)	(1,524,182)	(2,356,899)	(3,381,585)

Preferred stock dividend	(112,536)	(24,712)	(223,835)	(24,712)

Net Loss Applicable to Common Shareholders	$(1,284,566)	$(1,548,894)	$(2,580,734)	$(3,406,297)

Net loss per common share basic and diluted	$(0.04)	$(0.05)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding basic and diluted	34,284,646	34,284,646	34,284,646	34,284,646

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities

Net loss	$(2,356,899)	$(3,381,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	396,482	726,491
Share-based compensation expense	204,577	201,468
Non-cash interest expense	58,146	21,990
Accretion of discount on asset retirement obligations	2,539	2,307
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	183,478	(503,662)
Other assets	(101,388)	117,052
Current liabilities	112,859	671,924
Other long term liabilities	25,873	—
Net cash used in operating activities	(1,474,333)	(2,144,015)

Cash Flows from Investing Activities

Additions to oil and gas properties	(74,483)	(557,311)
Additions to gas treatment plant	—	(53,500)
Acquisition of furniture, fixtures & equipment	(35,368)	—
Dispositions of oil and gas properties	648,389	—
Net cash provided by (used in) investing activities	538,538	(610,811)

Cash Flows from Financing Activities

Proceeds from sale of preferred shares series B	—	1,850,000
Proceeds from promissory notes	—	765,000
Repayments of notes payable	(150,000)	(300,000)
Payments of preferred stock dividend	(221,761)	—
Net cash provided by (used in) financing activities	(371,761)	2,315,000

Net Decrease in Cash and Cash Equivalents	(1,307,556)	(439,826)

Cash and Cash Equivalents
Beginning of period	2,429,891	770,779
End of period	$1,122,335	$330,953

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$176,910	$379,355

Cash paid for income taxes	$800	$1,845

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid- in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2010	7,523,000	$5,448,602	34,284,646	$53,397,733	$3,060,187	$(38,172,919)	$23,733,603

Share based compensation expense	—	—	—	—	204,577	—	204,577
Net loss	—	—	—	—	—	(2,356,899)	(2,356,899)
Dividends on Series B Preferred Stock	—	—	—	—	—	(223,835)	(223,835)

Balances, June 30, 2010	7,523,000	$5,448,602	34,284,646	$53,397,733	$3,264,764	$(40,753,653)	$21,357,446

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

2.              LIQUIDITY

As of June 30, 2010, we had a working capital deficit of $2,952,889, and for the six months ended June 30, 2010, our cash used in operating activities amounted to $1,474,333.  We estimate our minimum investment needs during 2010 amount to $3,103,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.   Our results of operations resulted in a deficit of $2,008,667 for the six months ended June 30, 2010.  Further, we have maturing debt obligations, debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2010 and future periods.  Exploratory and developmental drilling is scheduled during 2010 and future periods on our undeveloped properties.  We will need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  On February 26, 2010, we sold our 100% working interest in approximately 122,000 acres onshore in the Cook Inlet region of Alaska (Note 5). If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

3.              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries ` Update 2010-14 provides amendments to add the SEC’s Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities — Oil and Gas”. S-X Rule 4-10 was included in the SEC’s Final Rule, “Modernization of Oil and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB’s ASC Topic 932 with the SEC’s S-X Rule 4-10, the Company’s adoption did not have a material impact on its financial position, results of operations or related disclosures.

4.              LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	For the six months ended
	June 30, 2010	June 30, 2009
Stock options	2,700,000	2,720,000
Warrants	1,519,047	1,316,357
Convertible Preferred Stock, Series B	7,523,000	2,466,670

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the six months ended June 30, 2010 and June 30, 2009 because their effects were antidilutive.

5.              OIL AND GAS PROPERTIES

On February 26, 2010, we sold our 100% working interest in approximately 122,000 acres onshore in the Cook Inlet region of Alaska (“the Alaskan leases”). The leasehold position consisted of two separate target areas, the Point MacKenzie Prospect and the Trading Bay Prospect, which have been selected for oil and gas exploration. The Point MacKenzie Prospect is located twelve miles northwest of Anchorage. The Trading Bay Prospect is located fifty miles west of Anchorage across the Cook Inlet.

In exchange for our 100% working interest in our Alaskan leases we received the following consideration:

A cash payment of approximately $1.0 million, which was held in escrow and released to us upon approval of the assignment of the Alaskan leases to the purchaser. As of June 30, 2010 we had received partial release of this cash payment with final amounts being released in July, 2010. This amount has been included in accounts receivable — other on our unaudited consolidated balance sheet as of June 30, 2010.

A $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the Alaskan leases.

Subsequent to our receipt of the $4.0 million payment, we will thereafter receive an overriding royalty interest of 10% of 8/8ths in and to the Alaskan leases issued by the State of Alaska and the Alaska Mental Health Trust, comprised of conventional oil and gas production and coal bed methane production.

The purchaser has agreed to pay all of the costs of maintaining the Alaskan leases at least through the end of the primary terms thereof.

We anticipate the drilling of the LEA #1 exploration well to evaluate a conventional oil and gas prospect identified and developed by us to commence in the fall of 2010.

Amounts recorded pursuant to this transaction had been previously classified as unevaluated costs on our December 31, 2009 balance sheet.

6.              DEBT

As of June 30, 2010 and December 31, 2009 debt consisted of the following:

	June 30, 2010	December 31, 2009
Long Term Portion
Promissory notes	$1,415,000	$1,715,000
Bank of Oklahoma loan	4,072,847	4,372,847
Less discount on promissory notes	(75,736)	(101,202)
Net long term notes payable	5,412,111	5,986,645

Current Portion
Promissory notes	1,300,000	1,000,000
Bank of Oklahoma loan	750,000	600,000
Less discount on promissory notes	(17,491)	(50,171)
Net current portion notes payable	2,032,509	1,549,829
Total	$7,444,620	$7,536,474

On March 25, 2010 the Bank of Oklahoma, “BOK” waived compliance of a minimum tangible net worth requirement related to our $6,697,847 three year Term Loan Agreement.  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or LIBOR plus 5.5% at the option of the Company. At June 30, 2010, the interest rate was approximately 5.816% (LIBOR + 5.5%). The Term Loan Agreement contains customary affirmative and negative covenants including restrictions on incurring additional debt and minimum tangible net worth requirements.

7.              INCOME TAXES

The effective income tax rates for the six month periods ended June 30, 2010 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

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

10.       COMMITMENTS AND CONTINGENCIES

Office Lease - In February, 2010, we entered into a lease for our principal executive office.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement as of June 30, 2010 are as follows:

2010	35,708
2011	145,635
2012	149,836
2013	154,037
2014	158,238
Thereafter	385,091
Total	$1,028,545

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

11.       SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except the following:

On July 19, 2010, we modified the original exercise price for 740,000 stock options from $4.28 as issued on June 27, 2008 to $0.50 per share.

On July 19, 2010, we issued a total of 195,000 common stock options to non-employee directors at an exercise price of $0.50 per share. These options will vest ratably over five (5) years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan.

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

Overview

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 255,506 gross (40,540 net) acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

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

Results of Operations

The financial information with respect to the six months ended June 30, 2010 and 2009 as discussed below is unaudited. In the opinion of management, such information contains all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Six Months Ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$2,006,369	$1,946,270
Plant operating	2,186,949	2,353,139
Lease operating	194,583	384,414
General and administrative	1,237,022	1,465,593
Depreciation and depletion	396,482	726,491
Loss from operations	(2,008,667)	(2,983,367)
Net loss	(2,356,899)	(3,381,585)
Net loss applicable to common shareholders	$(2,580,734)	$(3,406,297)

Revenue and Operating Trends

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

During 2008, MGP analyzed various options for removing the diamondoids; however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant (the “Plant”) and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We expect to complete installation of the system modifications required in the new plant by the end of 2010.  In the meantime, the existing, in service portion of the plant continues to operate with a design capacity of approximately 18 MMcf/d of inlet gas.

While there can be no assurance,  our goal is to make the necessary upgrades to the plant and increase the production rates from our wells which may result in higher net production and increased revenue during the remainder of 2010 as compared to 2009 and prior periods. To accomplish the plant upgrades, we will need to raise additional capital. Due to the unsettled state of the capital markets, funds may not be available, or may not be available on favorable terms.

During the six months ended June 30, 2010, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices. Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies by consolidating the upstream and midstream portions of Madisonville under common ownership. Despite the challenges of the current environment, we accomplished the necessary goal of vertically integrating our position in the Madisonville field.  We continue to explore other longer term cost saving and efficiency measures in the plant.

Industry Overview for the six months ended June 30, 2010

Natural gas prices have been very volatile during 2010 and 2009 due to supply concerns earlier in 2009, and more recently due to recession concerns arising from the current global financial crisis and a resultant decline in demand for natural gas.

Company Overview for the six months ended June 30, 2010

Our net loss applicable to common shareholders for the six months ended June 30, 2010 was $2,580,734. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through June 30, 2010 of $40,753,653.  All of our natural gas sales for six months ended June 30, 2010 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the three months ended June 30, 2010 and 2009

During the three months ended June 30, 2010, we had gross natural gas revenues of $810,796. During this period the sales of gas from our wells amounted to 205,128 Mcf and our average natural gas price realized was $3.95 per Mcf. During the three months ended June 30, 2009 we had gross natural gas revenues of $1,070,202. Our natural gas sales for the three months ended June 30, 2009 were 357,276 Mcf and our average natural gas price realized was $3.00 per Mcf.

Revenues decreased during the three months ended June 30, 2010 as compared to the prior year period due to a 43% decrease in production volumes related to normal decline curves as well as treatment plant downtime offset by a 32% increase in natural gas prices.

During the three months ended June 30, 2010, we incurred plant operating expenses of $1,046,835. During the three months ended June 30, 2009, the plant operating expense was $1,308,367.  The decrease in plant operating expense of $261,532 or 20% was primarily attributable to cost cutting measures at our facility.  We anticipate our future plant operating expenses will remain fairly consistent with amounts recorded in the current three month period.

During the three months ended June 30, 2010, we incurred lease operating expenses of $70,278. Our net average lifting cost for the 2010 period was $0.34 per Mcf. During the three months ended June 30, 2009, we incurred lease operating expenses of $83,535. Our net average lifting cost for the 2009 period was $0.23 per Mcf. The average lifting cost per Mcf in 2010 was higher due to lower production volume. The gross lease operating expense for three months ended June 30, 2010 was lower than the same prior year period due mainly to a reduction of ad valorem property taxes applicable to the wells.

General and administrative (“G&A”) expenses for the three months ended June 30, 2010 were $502,842 compared to $616,655 for the three months ended June 30, 2009. This represents a $113,813 or 18% decrease over the prior period. The lower G&A expense incurred in 2010 was attributable primarily to reduced salary expense, lower legal costs, reduced public relations expense as well as lower US filing costs.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended June 30, 2010 was $187,789 as compared to $416,405 in the corresponding 2009 period. These amounts primarily represent amortization of the oil and gas properties. The 55% decrease was attributable primarily to lower depletion expense resulting from the lower value of oil and gas properties which decreased as the result of ceiling test write-offs in the US cost pool recorded during the fiscal year ended December 31, 2009.

Loss from operations totaled $996,948 for the three months ended June 30, 2010 as compared to $1,354,760 for the three months ended June 30, 2009. The decrease in the loss from operations was due primarily to lower operating and administrative expenses as well as reduced depreciation and depletion expenses.

During the three months ended June 30, 2010 and 2009, we incurred interest expense of $174,889 and $167,907, respectively.

Comparison of Results of Operations for the six months ended June 30, 2010 and 2009

During the six months ended June 30, 2010, we had gross natural gas revenues of $2,006,369.  During this period sales of natural gas from our wells was 447,476 Mcf at an average price of $4.48 per Mcf. During the six months ended June 30, 2009, we had gross natural gas revenues of $1,946,270. Our sales of natural gas for the six months ended June 30, 2009 were 610,866 Mcf at an average price of $3.19 per Mcf. Revenues increased in the six months ended June 30, 2010 as compared to the prior year period due to higher natural gas prices offset by 27% lower production volumes related to normal decline curves as well as treatment plant downtime.

During the six months ended June 30, 2010, we incurred plant operating expenses of $2,186,949, as compared to $2,353,139  in the same prior year period.  The decrease of $166,190 or 7% was attributable to cost cutting measures comprised primarily of reduced costs associated with field personnel.  We anticipate our future plant operating expenses will remain fairly consistent with amounts recorded in the current six month period.

During the six months ended June 30, 2010, we incurred lease operating expenses of $194,583. Our average lifting cost for the 2010 period was $0.43 per Mcf. During the six months ended June 30, 2009, we incurred lease operating expenses of $384,414. Our average lifting cost for the 2009 period was $0.63 per Mcf. The average lifting cost per Mcf in 2010 was lower due to cost reductions associated with field personnel, insurance costs, and workover costs.

General and administrative (“G&A”) expenses for the six months ended June 30, 2010 were $1,237,022 compared to $1,465,593 for the six months ended June 30, 2009. This represents a $228,571 or 16% decrease over the prior year period. The lower G&A expense incurred in 2010 was due primarily to lower expenses incurred in connection with the issuance of our 2009 annual report, decreased salaries and decreased consulting expense.

Depreciation, depletion and amortization expense (“DD&A”) for the six months ended June 30, 2010 was $396,482 as compared to $726,491 in the same period in 2009, these amounts primarily represent amortization of the oil and gas properties for the six months ended June 30, 2010 and 2009, respectively. The 45% decrease was due to lower net production in the six months ended June 30, 2010 as well as lower value of oil and gas properties resulting from ceiling test write-offs in the US cost pool recorded during the fiscal year ended December 31, 2009.

During the six months ended June 30, 2010 and 2009, we incurred interest expense of $348,908 and $400,346, respectively. The lower interest expense in 2010 was primarily due to one-time loan fee paid in 2009.

Recent Developments

Office Lease - In February, 2010, we entered into a lease for our principal executive office.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement as of June 30, 2010 are as follows:

2010	35,708
2011	145,635
2012	149,836
2013	154,037
2014	158,238
Thereafter	385,091
Total	$1,028,545

Working Interest Sales - On February 26, 2010, we sold our 100% working interest in approximately 122,000 acres onshore in the Cook Inlet region of Alaska  (“the Alaskan leases”). The leasehold position consisted of two separate target areas, the Point MacKenzie Prospect and the Trading Bay Prospect, which have been selected for oil and gas exploration. The Point MacKenzie Prospect is located twelve miles northwest of Anchorage. The Trading Bay Prospect is located fifty miles west of Anchorage across the Cook Inlet.

In exchange for our 100% working interest in our Alaskan leases we received the following consideration:

A cash payment of approximately $1.0 million, which was held in escrow and released to us upon approval of the assignment of the Alaskan leases to the purchaser. As of June 30, 2010 we had received partial release of this cash payment with final amounts being released in July, 2010. This amount has been included in accounts receivable — other on our unaudited consolidated balance sheet as of June 30, 2010.

A $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the Alaskan leases.

Subsequent to our receipt of the $4.0 million payment, we will thereafter receive an overriding royalty interest of 10% of 8/8ths in and to the Alaskan leases issued by the State of Alaska and the Alaska Mental Health Trust, comprised of conventional oil and gas production and coal bed methane production.

The purchaser has agreed to pay all of the costs of maintaining the Alaskan leases at least through the end of the primary terms thereof.

We anticipate the drilling of the LEA #1 exploration well to evaluate a conventional oil and gas prospect identified and developed by us to commence in the fall of 2010.

On March 31, 2010, J. Chris Steinhauser resigned from his positions as the Chief Financial Officer, Vice President of Finance and Secretary of the Company to pursue other interests. The resignation notification submitted by Mr. Steinhauser did not reference any disagreement with the Company on any matter relating to the Company’s operations, policies and practices.

On April 26, 2010 we extended our Vice President of Exploration, David V. Creel’s employment agreement through December 31, 2010 all other provisions per the terms of the original employment agreement remain unchanged.

On July 19, 2010, we modified the original exercise price for 740,000 stock options from $4.28 as issued on June 27, 2008 to $0.50 per share.

On July 19, 2010, we issued a total of 195,000 common stock options to non-employee directors at an exercise price of $0.50 per share. These options will vest ratably over five (5) years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan.

Liquidity and Capital Resources

We had a working capital deficit of $2,952,889 at June 30, 2010 versus $1,174,225 at December 31, 2009. Our working capital deficit increased during six months ended June 30, 2010 due primarily to losses incurred in connection with natural gas operations, the payment of dividends on our preferred shares, and the repayment of debt.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements and an initial public offering. These financings are summarized as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
Proceeds from sale of Preferred Series B	$	$1,850,000
Proceeds from the issuance of promissory notes	—	765,000
Repayment of notes payable	(150,000)	(300,000)
Payment of preferred stock dividend	(221,761)	—

Net cash provided by (used in) financing activities	$(371,761)	$2,315,000

The net proceeds of our equity financings have been primarily used in to satisfy working capital requirement and invested in oil and natural gas properties and the gas treatment plant totaling $74,483 and $610,811 for the six months ended June 30, 2010 and 2009, respectively.

Our cash balance at June 30, 2010 was $1,122,335 compared to a cash balance of $2,429,891 at December 31, 2009. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2009	$2,429,891
Sources of cash:
Cash provided by investing activities	538,538
Total sources of cash including cash on hand	2,968,429
Uses of cash:
Cash used in operating activities	(1,474,333)
Cash used in financing activities	(371,761)
Total uses of cash	(1,846,094)

Cash balance at June 30, 2010	$1,122,335

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. Selling certain equipment at the new Madisonville Treatment plant will be our first preference in raising the capital needed. See “Outlook for 2010 Capital” for a description of our expected capital expenditures for the remainder of 2010. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

As of June 30, 2010, we have a working capital deficit of $2,952,889, and for the six months ended June 30, 2010, our cash used in operating activities amounted to $1,474,333.  Further, we estimate our minimum investment needs during the remainder of 2010 to be $3,103,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Due to the current natural gas commodity price environment, our results of natural gas operations amounted to a loss of $2,008,667 for the six months ended June 30, 2010.  Further, we have maturing debt obligations, debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2010 and future periods.  Exploratory and developmental drilling is scheduled during 2010 and future periods on our undeveloped properties.   We are attempting to raise additional cash through the sale or farmout of certain of our unproved properties.   We also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors.

As discussed in the “Outlook for 2010 Capital”, we are forecasting capital expenditures of $3.1 million during the remainder of 2010. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and farmout certain of our projects.  Additionally, as a result of the current economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements. The tight credit markets and downturn in the stock market may impair our ability to generate additional financing.

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

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2010, our off-balance sheet arrangements and transactions include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2010 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $3,103,000 during the year 2010, allocated as follows:

1.               Madisonville Project, Madison County, Texas — Approximately $3,028,000 may be expended in the Madisonville Field area as follows: $1,433,000 million for capital maintenance and repair on new gas treatment plant; $945,000 toward the fracture stimulation and hook up costs of the Wilson Well; and $650,000 for the Mitchell well workover.

2.               California  —  Approximately $75,000 to be utilized for land and permitting costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  Based on this evaluation, we have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.  Submission of Matters to a Vote of the Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.

32.1 (1)	Certification of Chief Executive Officer and Interim Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

(1) Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2010.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim Chief Financial Officer, Principal Accounting Officer