Form 10-Q
period 2010-09-30
GEOPETRO RESOURCES CO
filed 2010-11-15
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 37,979,646 shares of no par value common stock outstanding on November 15, 2010

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,889,965	$2,429,891
Trade accounts receivable—natural gas sales	161,741	473,944
Accounts receivable—other	31,373	8,658
Prepaid expenses	150,223	132,238
Total Current Assets	2,233,302	3,044,731

Oil and gas properties, at cost (full cost method)
Unproved properties	7,558,892	8,411,773
Proved properties	51,320,517	51,194,852
Gas processing plant, at cost	10,285,573	10,285,573
Less—accumulated depletion, depreciation, and impairment	(39,504,399)	(38,950,914)
Net Oil and Gas Properties	29,660,583	30,941,284

Furniture, fixtures and equipment, at cost, net of depreciation	46,114	2,071
Other assets	45,281	16,127
Total Assets	$31,985,280	$34,004,213

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$1,304,461	$950,097
Current portion of notes payable	1,793,611	1,549,829
Accrued settlement payable	300,000	—
Interest payable	224,621	136,233
Dividends payable	113,772	110,462
Production taxes payable	182,300	309,904
Other taxes payable	5,528	11,147
Royalty owners payable	371,484	1,151,284
Total Current Liabilities	4,295,777	4,218,956

Long Term Notes Payable	5,549,417	5,986,645
Asset Retirement Obligations	69,826	65,009
Other Long Term Liabilities	75,051	—
Total Liabilities	9,990,071	10,270,610

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 7,523,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively. Liquidation preference of $5,642,250 at September 30, 2010 and December 31, 2009, respectively.	5,448,602	5,448,602
Common stock, no par value; 100,000,000 shares authorized; 37,879,646 and 34,284,646 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	55,123,333	53,397,733
Additional paid-in capital	3,384,876	3,060,187
Accumulated deficit	(41,961,602)	(38,172,919)
Total Shareholders’ Equity	21,995,209	23,733,603

Total Liabilities and Shareholders’ Equity	$31,985,280	$34,004,213

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009

Revenues
Natural gas sales	$641,603	$973,653	$2,647,972	$2,919,923

Costs and expenses
Plant operating	973,189	1,396,346	3,160,138	3,749,484
Lease operating	69,469	93,773	264,052	478,187
General and administrative	539,492	561,227	1,776,514	2,026,821
Impairment	—	939,703	—	939,703
Depreciation and depletion	163,380	432,559	559,862	1,159,050
Total costs and expenses	1,745,530	3,423,608	5,760,566	8,353,245

Loss from operations	(1,103,927)	(2,449,955)	(3,112,594)	(5,433,322)

Other Income and (Expense)

Interest expense	(173,103)	(163,645)	(522,011)	(563,991)
Interest income	103	976	1,579	4,949
Gain on sale of equipment	—	1,488,687	—	1,488,687
Gain recognized in connection with settlement of accrued liability	182,751	—	182,751	—
Total other income (expense)	9,751	1,326,018	(337,681)	929,645

Loss Before Taxes	(1,094,176)	(1,123,937)	(3,450,275)	(4,503,677)

Income tax (expense) benefit	—	2,836	(800)	991

Net Loss	(1,094,176)	(1,121,101)	(3,451,075)	(4,502,686)

Preferred stock dividend	(113,773)	(43,871)	(337,608)	(68,583)

Net Loss Applicable to Common Shareholders	$(1,207,949)	$(1,164,972)	$(3,788,683)	$(4,571,269)

Net loss per common share basic and diluted	$(0.03)	$(0.03)	$(0.11)	$(0.13)

Weighted average number of common shares outstanding basic and diluted	34,520,298	34,284,646	34,363,770	34,284,646

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Cash Flows From Operating Activities

Net loss	$(3,451,075)	$(4,502,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	559,862	1,159,050
Share-based compensation expense	316,883	299,133
Non-cash interest expense	86,676	37,849
Impairment expense	—	939,703
Gain on sales of assets	—	(1,488,687)
Gain recognized in connection with settlement of accrued liability	(182,751)	—
Accretion of discount on asset retirement obligations	3,854	3,503
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	312,203	(274,598)
Other assets	(69,855)	82,663
Current liabilities	163,708	393,236
Other long term liabilities	60,348	—
Net cash used in operating activities	(2,200,147)	(3,350,834)

Cash Flows from Investing Activities

Additions to oil and gas properties	(138,164)	(678,352)
Additions to gas treatment plant	—	(83,097)
Acquisition of furniture, fixtures & equipment	(35,717)	—
Dispositions of oil and gas properties	1,000,000	—
Dispositions of equipment	—	2,500,000
Net cash provided by investing activities	826,119	1,738,551

Cash Flows from Financing Activities

Proceeds from sale of common shares	1,725,600	—
Proceeds from sale of preferred stock Series B, net	—	3,031,710
Proceeds from promissory notes	—	1,177,000
Payments of loan fee	(7,200)	(15,200)
Repayments of notes payable	(550,000)	(1,707,000)
Payments of preferred stock dividend	(334,298)	—
Net cash provided by financing activities	834,102	2,486,510

Net (Decrease) Increase in Cash and Cash Equivalents	(539,926)	874,227

Cash and Cash Equivalents
Beginning of period	2,429,891	770,779
End of period	$1,889,965	$1,645,006

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$346,947	$412,769

Cash paid for income taxes	$800	$(991)

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid- in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2010	7,523,000	$5,448,602	34,284,646	$53,397,733	$3,060,187	$(38,172,919)	$23,733,603
Issuance of common stock for cash	—	—	3,595,000	1,725,600	—	—	1,725,600
Share-based compensation expense	—	—	—	—	316,883	—	316,883
Fair value of warrants issued with notes	—	—	—	—	7,806	—	7,806
Net loss	—	—	—	—	—	(3,451,075)	(3,451,075)
Dividends on Series B Preferred Stock	—	—	—	—	—	(337,608)	(337,608)
Balances, September 30, 2010	7,523,000	$5,448,602	37,879,646	$55,123,333	$3,384,876	$(41,961,602)	$21,995,209

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

2.              LIQUIDITY

As of September 30, 2010, we had a working capital deficit of $2,062,475, and for the nine months ended September 30, 2010, our cash used in operating activities amounted to $2,200,147.  We estimate our minimum investment needs during (i) the remainder of 2010 and (ii) calendar 2011, amount to $3,207,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Our results of operations resulted in an accumulated deficit of $41,961,602 from inception through the nine months ended September 30, 2010.  Further, we have maturing debt obligations, debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2010 and future periods.  Exploratory and developmental drilling is scheduled during 2010 and future periods on our undeveloped properties. During the nine months ended September 30, 2010, we raised $1,725,600 through a private placement transaction to certain institutional and individual accredited investors (Note 8).  On September 1, 2010, we renewed three of our notes payable for an additional one year term (Note 6).  On February 26, 2010, we sold our 100% working interest in approximately 122,000 acres onshore in the Cook Inlet region of Alaska (Note 5). In addition to these items, we will need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

3.              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended December 31, 2009.

4.              LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	September 30, 2010	September 30, 2009

Stock options	2,895,000	2,720,000
Warrants	3,279,469	1,342,857
Convertible Preferred Stock, Series B	7,523,000	4,121,004

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and nine months ended September 30, 2010 and September 30, 2009 because their effects were antidilutive.

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

In exchange for our 100% working interest in our Alaskan leases we received the following consideration:

•                  A cash payment of $1.0 million.

•                  A $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the Alaskan leases.

•                  Subsequent to our receipt of the $4.0 million payment, we will thereafter receive an overriding royalty interest of 10% of 8/8ths in and to the Alaskan leases issued by the State of Alaska and the Alaska Mental Health Trust, comprised of conventional oil and gas production and coal bed methane production.

•                  The purchaser has agreed to pay all of the costs of maintaining the Alaskan leases at least through the end of the primary terms thereof.

Amounts recorded pursuant to this transaction had been previously classified as unevaluated costs on our December 31, 2009 balance sheet.

6.              DEBT

As of September 30, 2010 and December 31, 2009 debt consisted of the following:

	September 30, 2010	December 31, 2009
Long Term Portion
Promissory notes (c)	$1,415,000	$1,715,000
Promissory note dated September 30, 2010 (b)	350,000	—
Bank of Oklahoma loan (a)	3,922,847	4,372,847
Less discount on promissory notes	(138,430)	(101,202)
Net long term notes payable	5,549,417	5,986,645

Current Portion
Promissory notes (c)	1,200,000	1,000,000
Promissory note dated September 30, 2010 (b)	25,000	—
Bank of Oklahoma loan (a)	600,000	600,000
Less discount on promissory notes	(31,389)	(50,171)
Net current portion notes payable	1,793,611	1,549,829
Total	$7,343,028	$7,536,474

(a)          On March 25, 2010 the Bank of Oklahoma, “BOK” waived compliance of a minimum tangible net worth requirement related to our $6,697,847 three year Term Loan Agreement, the terms of the waiver relate to all periods subsequent to December 31, 2009.  The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or LIBOR plus 5.5% at the option of the Company. At September 30, 2010, the interest rate was approximately 6% (LIBOR + 5.5%), and we were in compliance with all covenants of the loan.

(b)         On September 30, 2010, we issued a 5-year non-interest bearing note payable in the amount of $375,000 in connection with the execution of a settlement agreement (Note 11).  Payments are due as follows: $25,000 in March 2011, $50,000 in October 2011, and $75,000 each October thereafter until 2015.  An imputed interest rate of 10% per annum has been used to record a discount in connection with this note.

(c)          On August 31, and September 1, 2010, we partially repaid a promissory note in the amount of $50,000, we renewed two promissory notes in the amount of $100,000 and $30,000 and renewed one promissory note in the amount of $50,000.  Prior to the note renewals we repaid all outstanding accrued interest on the notes. The terms of the renewed notes payable remain materially consistent those previously issued. In connection with the issuance of these notes we issued a total of 23,000 warrants to purchase our common stock (Note 10).

7.              INCOME TAXES

The effective income tax rates for the nine month periods ended September 30, 2010 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

8.              STOCKHOLDERS EQUITY

On September 30, 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.48 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $1,725,600, and represented the sale of 3,595,000 common shares and 1,797,500 warrants (Note 10).  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction.

9.              COMMON STOCK OPTIONS

On July 19, 2010, we modified the original exercise price for 740,000 stock options from $4.28 as issued on June 27, 2008 to $0.50 per share. We considered ASC 718 “Share Based Compensation” when recording the impact of this re-pricing.  The additional compensation cost to be recognized in connection with the re-pricing of these options is $113,882 and will be recognized over the requisite service periods of the underlying options.

On July 19, 2010, we granted a total of 195,000 stock options to five non-management directors at an exercise price of $0.50 per share. These options will vest ratably over five years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan. The grant-date fair value of the options was $59,984.

The weighted average fair value of these options was calculated under the Black-Scholes pricing model. We estimated the dividend yield at 0% considering that we have not historically paid dividends on our common stock, nor do we expect to pay dividends in the foreseeable future.  Volatility estimates represent the historic trading volatility underlying our common stock at the date of grant. Volatility used to value the option grant and re-pricing was 112%. We estimated risk-free interest rates based on the U.S. Treasury yield curve at the date of grant to be 0.95%.  Expected lives are based on our historic experience with employee option exercise behavior and consider the vesting period and the contractual lives of the related options. Expected lives used in our calculations were 2.94 years and 5.0 years for the re-pricing and the grant of new options respectively. As of September 30, 2010 a total of 2,895,000 options were outstanding, of which 2,178,000 were exercisable. The weighted average exercise price for outstanding options as of September 30, 2010 was $1.59.

10.       COMMON STOCK WARRANTS

On September 1, 2010 we issued 23,000 warrants to purchase our common shares at $0.50 in conjunction with the renewal of three of our promissory notes payable (Note 6). The warrants expire as of August 31, 2013.  The total fair value of the warrants as calculated using the Black - Scholes pricing model was not material to our financial statements.

On September 30, 2010, we issued 1,797,500 warrants to purchase our common shares at $0.75 in conjunction with a private placement of our common stock (Note 8). The warrants expire on September 30, 2013.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $415,323.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 92%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.64% and an expected life of three years.

As of September 30, 2010 we have reserved 3,279,469 shares of common stock for the exercise of our stock purchase warrants.

11.       COMMITMENTS AND CONTINGENCIES

Legal Settlement - On September 30, 2010, we entered into a settlement agreement with Devon Energy Production Company L.P.  (“Devon”) related to over-riding royalty interests and related revenue amounts claimed by Devon. Prior to the settlement we had accrued $767,635 as royalties payable to Devon. In connection with the settlement agreement we issued a 5-year non-interest bearing note in the amount of $375,000, (Note 6) and agreed to pay $300,000 on October 1, 2010. We have recorded a gain on the settlement of $182,751 which has been included in other income on our unaudited consolidated statement of operations. Of the gain recognized $90,116 relates to imputed interest which will be recognized as expense over the term of the note.

Employment Agreements - On March 31, 2010 Chief Financial Officer, J. Chris Steinhauser with whom we had entered into an employment contract dated April 27, 2009, resigned from his positions as the Chief Financial Officer, Vice President of Finance and Secretary of the Company.

On April 26, 2010 we extended our Vice President of Exploration, David V. Creel’s employment agreement through December 31, 2010; all other provisions per the terms of the original employment agreement remain unchanged.

Office Lease - In February, 2010, we entered into a lease for our principal executive office.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement as of September 30, 2010 are as follows:

2010	35,708
2011	145,635
2012	149,836
2013	154,037
2014	158,238
Thereafter	385,091
Total	$1,028,545

12.       SUBSEQUENT EVENTS

On October 1, 2010 we paid $300,000 in accrued settlement liabilities recorded in connection with a settlement agreement executed with Devon on September 30, 2010.

On October 8, 2010, we completed the sale of an additional 100,000 units through our private placement of common shares (Note 8).

On October 31, 2010 a note payable in the amount of $720,000 matured and became due. We are currently negotiating its renewal.

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

Results of Operations

The financial information with respect to the nine months ended September 30, 2010 and 2009 as discussed below is unaudited. In the opinion of management, such information contains all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$2,647,972	$2,919,923
Plant operating	3,160,138	3,749,484
Lease operating	264,052	478,187
General and administrative	1,776,514	2,026,821
Impairment expense	—	939,703
Depreciation and depletion	559,862	1,159,050
Loss from operations	(3,112,594)	(5,433,322)
Net loss	(3,451,075)	(4,502,686)
Net loss applicable to common shareholders	$(3,788,683)	$(4,571,269)

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

During 2008, MGP analyzed various options for removing the diamondoids; however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant (the “Plant”) and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We expect to complete installation of the system modifications required in the new plant by the end of 2011.  In the meantime, the existing, in service portion of the plant continues to operate with a design capacity of approximately 18 MMcf/d of inlet gas.

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

During the nine months ended September 30, 2010, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices. Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies by consolidating the upstream and midstream portions of Madisonville under common ownership. Despite the challenges of the current environment, we accomplished the necessary goal of vertically integrating our position in the Madisonville field.  We continue to explore other longer term cost saving and efficiency measures in the plant.

Industry Overview for the nine months ended September 30, 2010

Natural gas prices have been very volatile during 2010 and 2009 due to supply concerns earlier in 2009, and more recently due to recession concerns arising from the current global financial crisis and a resultant decline in demand for natural gas.

Company Overview for the nine months ended September 30, 2010

Our net loss applicable to common shareholders for the nine months ended September 30, 2010 was $3,788,683. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through September 30, 2010 of $41,961,602.  All of our natural gas sales for nine months ended September 30, 2010 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the three months ended September 30, 2010 and 2009

During the three months ended September 30, 2010, we had gross natural gas revenues of $641,603. During this period the sales of gas from our wells amounted to 164,220 Mcf and our average natural gas price realized was $3.91 per Mcf. During the three months ended September 30, 2009 we had gross natural gas revenues of $973,653. Our natural gas sales for the three months ended September 30, 2009 were 374,697 Mcf and our average natural gas price realized was $2.59 per Mcf. Revenues decreased during the three months ended September 30, 2010 as compared to the prior year period due to a 56% decrease in production volumes related to normal decline curves as well as treatment plant downtime partially offset by a 51% increase in natural gas prices.

During the three months ended September 30, 2010, we incurred plant operating expenses of $973,189. During the three months ended September 30, 2009, the plant operating expense was $1,396,346.  The decrease in plant operating expense of $423,157 or 30% was primarily attributable to cost cutting measures at our facility.  We anticipate our future plant operating expenses will remain fairly consistent with amounts recorded in the current three month period.

During the three months ended September 30, 2010, we incurred lease operating expenses of $69,469. Our net average lifting cost for the 2010 period was $0.42 per Mcf. During the three months ended September 30, 2009, we incurred lease operating expenses of $93,773. Our net average lifting cost for the 2009 period was $0.25 per Mcf. The average lifting cost per Mcf in 2010 was higher due to lower production volumes. The gross lease operating expense for three months ended September 30, 2010 was lower than the same prior year period due mainly to a reduction of ad valorem property taxes applicable to the wells.

General and administrative (“G&A”) expenses for the three months ended September 30, 2010 were $539,492 compared to $561,227 for the three months ended September 30, 2009. This represents a $21,735 or 4% decrease over the prior period. The lower G&A expense incurred in 2010 was attributable primarily to reduced salary expense.

For the three months ended September 30, 2010, the impairment expense was $0 versus $939,703 for the same period of 2009.  The 2009 impairment write-downs were attributable to the costs of certain wells drilled on our Canadian oil and gas properties which were deemed to be fully evaluated during the latest quarter resulting in ceiling test write downs.  We determined during the quarter that the reserve potential associated with these wells did not merit further expenditures.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended September 30, 2010 was $163,380 as compared to $432,559 in the corresponding 2009 period. These amounts primarily represent amortization of the oil and gas properties. The 62% decrease was attributable primarily to lower depletion expense resulting from the lower value of oil and gas properties which decreased as the result of ceiling test write-offs in the US cost pool recorded during the fiscal year ended December 31, 2009 as well as lower production volumes.

Loss from operations totaled $1,103,927 for the three months ended September 30, 2010 as compared to $2,449,955 for the three months ended September 30, 2009. The decrease in the loss from operations was primarily attributable to lower operating and administrative expenses, reduced depreciation and depletion expenses, and impairments recorded in the corresponding prior period.

During the three months ended September 30, 2010 and 2009, we incurred interest expense of $173,103 and $163,645, respectively.

During the three months ended September 30, 2010, we realized a gain in connection with the settlement of previously accrued liabilities of $182,751.  During the three months ended September 30, 2009, we realized a gain on the sale of equipment of $1,488,687 relating to the sale of idle equipment in our Madisonville Plant.

Comparison of Results of Operations for the nine months ended September 30, 2010 and 2009

During the nine months ended September 30, 2010, we had gross natural gas revenues of $2,647,972.  During this period our sales of natural gas from our wells was 611,696 Mcf at an average price of $4.33 per Mcf. During the nine months ended September 30, 2009, we had gross natural gas revenues of $2,919,923. Our sales of natural gas for the nine months ended September 30, 2009 were 985,563 Mcf at an average price of $2.96 per Mcf. Revenues decreased in the nine months ended September 30, 2010 as compared to the prior year period due to 38% lower production volumes related to normal decline curves as well as treatment plant downtime partially offset by 46% higher natural gas prices.

During the nine months ended September 30, 2010, we incurred plant operating expenses of $3,160,138, as compared to $3,749,484 in the same prior year period.  The decrease of $589,346 or 16% was attributable to cost cutting measures comprised primarily of reduced costs associated with field personnel, chemicals, electricity and ad valorem taxes.  We anticipate our future plant operating expenses will remain fairly consistent with amounts recorded in the current nine month period.

During the nine months ended September 30, 2010, we incurred lease operating expenses of $264,052. Our average lifting cost for the 2010 period was $0.43 per Mcf. During the nine months ended September 30, 2009, we incurred lease operating expenses of $478,187. Our average lifting cost for the 2009 period was $0.49 per Mcf. The average lifting cost per Mcf in 2010 was lower due to cost reductions associated with field personnel, insurance costs, and workover costs.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2010 were $1,776,514 compared to $2,026,821 for the nine months ended September 30, 2009. This represents a $250,307 or 12% decrease over the prior year period. The lower G&A expense incurred in 2010 was due primarily to lower expenses incurred in connection with the issuance of our 2009 annual report, decreased salaries, decreased consulting expense, and lower insurance cost.

For the nine months ended September 30, 2010, the impairment expense was $0 versus $939,703 for the same period of 2009.  The 2009 impairment write-downs were due to cost of certain wells drilled on our Canadian oil and gas properties which were deemed to be fully evaluated during the latest quarter resulting in ceiling test write downs.

Depreciation, depletion and amortization expense (“DD&A”) for the nine months ended September 30, 2010 was $559,862 as compared to $1,159,050 in the same period in 2009, these amounts primarily represent amortization of the oil and gas properties for the nine months ended September 30, 2010 and 2009, respectively. The 52% decrease was due to lower net production in the nine months ended September 30, 2010 as well as lower value of oil and gas properties resulting from ceiling test write-offs in the US cost pool recorded during the fiscal year ended December 31, 2009.

During the nine months ended September 30, 2010 and 2009, we incurred interest expense of $522,011 and $563,991, respectively. The lower interest expense in 2010 was primarily due to one-time loan fee paid in 2009.

During nine months ended September 30, 2010, we realized a gain in connection with the settlement of previously accrued liabilities in amount of $182,751. During the nine months ended September 30, 2009, we realized a gain on the sale of equipment of $1,488,687 relating to the sale of idle equipment in our Madisonville Plant.

Recent Developments

In February, 2010, we entered into a lease for our principal executive office.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement as of September 30, 2010 are as follows:

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

In exchange for our 100% working interest in our Alaskan leases we received the following consideration:

•                  A cash payment of $1.0 million.

•                  A $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the Alaskan leases.

•                  Subsequent to our receipt of the $4.0 million payment, we will thereafter receive an overriding royalty interest of 10% of 8/8ths in and to the Alaskan leases issued by the State of Alaska and the Alaska Mental Health Trust, comprised of conventional oil and gas production and coal bed methane production.

•                  The purchaser has agreed to pay all of the costs of maintaining the Alaskan leases at least through the end of the primary terms thereof.

On October 21, 2010, the LEA #1 exploration well was spudded to evaluate a conventional oil and gas prospect identified and developed by us.

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

On July 19, 2010, we granted a total of 195,000 stock options to five non-management directors at an exercise price of $0.50 per share. These options will vest ratably over five (5) years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan.

On September 1, 2010, we issued 23,000 warrants to purchase our common shares at $0.50 in conjunction with the renewal of certain promissory notes payable. The warrants expire on August 31, 2013.

On September 30, 2010, we entered into a legal settlement with Devon in connection with the settlement we issued a non-interest note in the amount of $375,000 payable over 5 years, and agreed to pay $300,000 on October 1, 2010. We have recorded a gain in the amount of $182,751 in connection with this settlement.

On September 30, 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors. The total placement consisted of 3,595,000 units priced at $0.48 per unit.  Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $1,725,600, and represented the sale of 3,595,000 common shares and 1,797,500 warrants.

In October 2010, we completed the sale of an additional 100,000 units for proceeds of $48,000.

On October 31, 2010 a note payable in the amount of $720,000 matured and became due. We are currently negotiating its renewal.

Liquidity and Capital Resources

 We had a working capital deficit of $2,062,475 at September 30, 2010 versus $1,174,225 at December 31, 2009. Our working capital deficit increased during nine months ended September 30, 2010 due primarily to losses incurred in connection with natural gas operations, the payment of dividends on our preferred shares, and the repayments of debt obligations.

Our cash balance at September 30, 2010 was $1,889,965 compared to a cash balance of $2,429,891 at December 31, 2009. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2009	$2,429,891
Sources of cash:
Cash provided by investing activities	826,119
Cash provided by financing activities	834,102
Total sources of cash including cash on hand	4,090,112
Uses of cash:
Cash used in operating activities	(2,200,147)
Total uses of cash	(2,200,147)

Cash balance at September 30, 2010	$1,889,965

 Net cash used in operating activities of $2,200,147 and $3,350,834 for the nine months ended September 30, 2010 and 2009 respectively are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements and an initial public offering. These financings are summarized as follows:

	Nine Months Ended
	September 30, 2010	September 30, 2009
Proceeds from sale of common shares	$1,725,600	$—
Proceeds from sale of Preferred Series B	—	3,031,710
Proceeds from the issuance of promissory notes	—	1,177,000
Repayment of notes payable	(550,000)	(1,707,000)
Payments of loan fee	(7,200)	(15,200)
Payment of preferred stock dividend	(334,298)	—

Net cash provided by financing activities	$834,102	$2,486,510

The net proceeds of our equity financings have been primarily used to satisfy working capital requirement and invest in oil and natural gas properties and the gas treatment plant totaling $138,164 and $761,449 for the nine months ended September 30, 2010 and 2009, respectively.

Net cash provided by investing activities of $826,119 for the nine months ended September 30, 2010  related to net proceeds from the dispositions of oil and gas properties offset by additions to our oil and gas properties. Net cash provided by investing of $1,738,551 for the nine months ended September 30, 2009 related to dispositions of idle equipment offset by additions to our oil and gas properties and gas processing plant.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. Selling certain idle equipment at the new Madisonville Treatment plant will be our first preference in raising the capital needed. See “Outlook for 2010 and 2011 Capital” for a description of our expected capital expenditures for the remainder of 2010. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

As of September 30, 2010, we have a working capital deficit of $2,062,475, and for the nine months ended September 30, 2010, our cash used in operating activities amounted to $2,200,147.  Further, we estimate our minimum investment needs during the remainder of 2010 and 2011 to be $3,207,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Due to the current natural gas commodity price environment, our results of natural gas operations amounted to a loss of $3,112,594 for the nine months ended September 30, 2010.  Further, we have maturing debt obligations, debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2010 and future periods.  Exploratory and developmental drilling is scheduled during 2010 and future periods on our undeveloped properties.   We are attempting to raise additional cash through the sale or farmout of certain of our unproved properties.   We also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors.

As discussed in the “Outlook for 2010 and 2011 Capital”, we are forecasting capital expenditures of $3.2 million during the remainder of 2010 and 2011. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.  Additionally, as a result of the current economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements. The tight credit markets and downturn in the stock market may impair our ability to generate additional financing.

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

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2010, our off-balance sheet arrangements and transactions include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place.  Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, or other gas financial instruments in 2010.

Outlook for 2010 and 2011 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $3,207,000 during the remaining year 2010 and the calendar year of 2011, allocated as follows:

1. Madisonville Project, Madison County, Texas — Approximately $3,028,000 may be expended in the Madisonville Field area as follows: $1,433,000 million for capital maintenance and repair on new gas treatment plant; $945,000 toward the fracture stimulation and hook up costs of the Wilson Well; and $650,000 for the Mitchell well workover.

2. California — Approximately $179,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving our 2010 and 2011 cash flow projections.  See “Liquidity and Capital Resources.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  Based on this evaluation, we have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are party to litigation or other legal and administrative proceedings that we consider to be a part of the ordinary course of our business. On September 11, 2009, our subsidiary, Redwood Energy Production, L.P. filed an Original Petition for Declaratory Judgment against Devon Energy Production Company L.P.  (“Devon”) regarding certain overriding royalty interests and related revenue amounts claimed by Devon.  The Company previously accrued all amounts owed pursuant to these overriding royalty interests as royalty owners payable. On September 30, 2010, we entered into a settlement agreement with Devon.

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

Item 2.   Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

On September 30, 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.48 per unit, and each unit consists of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $1,725,600, and represented the sale of 3,595,000 common shares and 1,797,500 warrants.  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the Warrants which the investors acquired in the transaction. The Company paid no fees or commissions in connection with the sale of the units.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investors each qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that they requested received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

Use of Proceeds

Proceeds realized will be spent in the following order of priority:

Proceeds from this offering will be used by the Company

1.                             Debt Service

2.                             General Working Capital

3.                             Madisonville Project, Madison County

4.                             California Project

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

(1) Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2010.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim Chief Financial Officer, Principal Accounting Officer