Form 10-K
period 2010-12-31
GEOPETRO RESOURCES CO
filed 2011-03-31
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number  001-16749

GeoPetro Resources Company

(Exact name of registrant as specified in its charter)

California	94-3214487
(State of incorporation)	(IRS Employer Identification Number)

150 California Street, Suite 600 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 398-8186

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NYSE Amex US

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $12,866,143 based on the closing sale price of $0.46 per share as reported by the NYSE Amex (formerly the American Stock Exchange) on June 30, 2010

The number of shares of the registrant’s common stock outstanding on March 30, 2011 was 41,161,173.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011, are incorporated by reference into Part III of this Form 10K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, geological, geophysical, and engineering uncertainties, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products, services and prices.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

GEOPETRO RESOURCES COMPANY

ITEM 1.  Business

We were incorporated in the State of Wyoming in August 1994 under the name GeoPetro Company as an oil and gas exploration, development drilling and production company. In June 1996, we merged with our wholly-owned subsidiary, GeoPetro Resources Subsidiary Company, a California corporation, and the resulting merged company is incorporated in the state of California under the California General Corporation Law under the name GeoPetro Resources Company. Our principal and registered office is located at 150 California Street, Suite 600, San Francisco, California, USA 94111.  We maintain a website located at www.geopetro.com.

Inter-Corporate Relationships

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

Our Company also holds 100% of the shares of GeoPetro International Ltd., a British Virgin Islands company.

GENERAL DEVELOPMENT OF THE BUSINESS

During the past three years, we have conducted leasehold acquisition, exploration and drilling activities on our North American and Indonesian prospects. These projects currently encompass approximately 247,218 gross (33,302 net) acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. In February 2010, we sold our entire 100% working interest in approximately 122,000 acres in our Alaskan Cook Inlet Project for cash and certain retained royalties.

In December 2000, we acquired working interests in oil and natural gas leases in the Madisonville Field in Madison County, Texas, including interests in the Rodessa Formation. Also included in the acquisition was the Magness Well, an existing well that had been drilled, cased and production tested in the Rodessa Formation. In October 2001, we re-completed and tested the Magness Well. In October 2002, we drilled, completed and successfully tested an injection well to dispose of waste products resulting from the treating process for gas produced from the Rodessa Formation. The Madisonville Field gas treatment plant and associated pipelines, which were built specifically for this project, were placed into service in May 2003, and the Magness Well began production in late May 2003. Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field, and the Madisonville Project was our primary source of revenue in 2010. The first development well in the Madisonville Field, the Fannin Well, was drilled in 2005 and was tested at rates of up to 25.7 MMcf/d. In 2006, we drilled the Wilson and Mitchell wells. Presently, the Fannin and Magness wells are producing while Mitchell and the Wilson wells are shut-in awaiting workovers. We own a 100% working interest in the four wells. Historically, our wells have been production constrained by the gas treatment plant at the Madisonville Field, which had a design treating capacity limit of approximately 18,000 Mcf per day. In 2005, we entered into an agreement with the then plant owner, Madisonville Gas Processing, LP (“MGP”), an unaffiliated third party, which required, among other things, that MGP expand the design treating capacity of the plant from 18,000 to 68,000 Mcf per day to treat additional volumes from our producing wells. In late 2007, MGP began operations of the additional treating facilities and the additional treating capacity at such facilities; however, full operations were never reached due to the presence of diamondoids in the gas stream produced from the Rodessa Formation.  On December 31, 2008, GeoPetro acquired the MGP gas treatment plant, as well as the related gas gathering pipelines and facilities.   This acquisition has allowed the Company to improve operating efficiencies by consolidating the upstream and midstream portions of Madisonville project. By owning the midstream portion of the Madisonville project, we not only expect better net price realizations and operational efficiencies (i.e. improved volume realizations), but we also will control the timing and design of the current expansion of the plant facilities as well as future expansions, if needed.   See “Properties — Description of the Properties — Texas — The Madisonville Midstream Gas Treatment Plant and Gathering Facilities.”

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

•      perform geological, geophysical and engineering evaluations;

•      gain control of key acreage;

•      generate high quality drillable exploration and development drilling prospects;

•                  retain a large working interest in those projects which involve low risk appraisal or development drilling, exploitation or appraisal of proved, probable and possible reserves; and

•                  minimize early investment and exploration risk in higher risk exploratory prospects through farm-outs to other oil and natural gas companies and maintain meaningful interests with a “carry” through the exploration phase.

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

As of December 2010, we have re-completed an existing producing well and drilled three additional wells and an injection well in the Madisonville Project as operator. In addition, we may drill oil, gas and disposal wells in the future as the operator and will be required to obtain local government and other permits to drill such wells. There can be no assurance that such permits will be available on a timely basis or at all. Texas and other states have statutes or regulations pertaining to conservation matters which, among other matters, regulate the unitization or pooling of gas properties and the spacing, plugging and abandonment of such wells and set limits on the maximum rates of natural gas that can be produced from gas wells.

Our operations and activities are subject to numerous federal, state and local environmental laws and regulations. These laws and regulations:

•                  require the acquisition of permits;

•                  restrict the type, quantities and concentration of various substances that can be discharged into the environment;

•                  limit or prohibit drilling and other activities on wetlands and other designated, protected areas;

•                  regulate the generation, handling, storage, transportation, disposal and treatment of waste materials; and

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

Seasonality of Business

Our business is not seasonal.

Working Capital Items

The majority of our current assets are in the form of cash received from the sale of natural gas from our Madisonville Project in Texas, amounts received from the sale of common and preferred stock in private placements, cash received from the issuance of debt instruments and cash received from the disposition of our interests in oil and gas properties. We use this cash to pay for the cost of our operations, service of debt facilities, and other administrative activities. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

Substantially all of our revenues to date have been derived from sales to two customers, Luminant Energy Company, and ETC Katy Pipeline, Ltd., of natural gas produced from our Madisonville Project in Texas. We have not committed any forward sales of our natural gas. We contract to sell the gas with spot-market based contracts that vary with market forces. As of December 31, 2010 all of our revenue is derived from one customer.  The loss of this customer could result in the loss of our revenues, which would have a material adverse effect on our results of operations.  See “Risk Factors”.

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

Employees

Currently, we have 14 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including geologic, geophysical, petroleum, reservoir & drilling engineering, land, legal, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our natural gas and oil.

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

Risks Related to Our Business

As of December 31, 2010, we have gross capitalized costs totaling $69.2 million as proved and unproved oil and gas properties and gas processing plant whereas we have generated revenues of only $43 million since January 1, 2003 and revenues of only $3.1 million during the fiscal year ended December 31, 2010.

Since inception, our activities have been primarily related to acquiring and exploring leasehold interests in oil and natural gas properties in Texas, California, Alaska, Canada, Indonesia and Australia. We incur substantial acquisition and exploration costs and overhead expenses in our operations, and until 2003, excluding minor interest and dividend income, our only significant cash inflows were the recovery of capital invested in projects through sale or other divestitures of interests in oil and gas prospects to industry partners. As a result, we have sustained an accumulated deficit through December 31, 2010 of $43.6 million. Our production activities were commenced in May 2003. Since May 2003, over 98% of our revenue has been generated from natural gas sales derived from wells in the Madisonville Field in Texas. It is possible that in the future we will be unable to continue to generate revenues from our sales of natural gas from our Madisonville Field wells because our proved reserves decline as reserves are produced from the wells. The drilling of exploratory oil and natural gas wells is highly speculative and often unproductive. Our participation in future drilling activities to explore, develop and exploit the properties in which we have an interest, or in which we may acquire interests, may be unsuccessful, may fail to generate positive cash flow, and may not enable us to maintain profitability in the future.

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

All of our natural gas revenues for the years ended December 31, 2010 and 2009 were derived from the Madisonville Project. In connection with that project, we have contracted with Gateway Processing Company, (“Gateway”) which operates a sales pipeline for natural gas.

The failure of Gateway to perform its contractual obligations to us could impose delays or interruptions in our production operations and prevent us from generating revenues. In addition, events which are beyond our control, or that of Gateway, could affect our production operations. Such events include, but are not limited to:

•                  events referred to as force majeure, such as an act of God, act of a public enemy, war, blockade, public riot, lightning, fire, storm, flood, explosion and any other causes whether of the kind enumerated or otherwise not reasonably within the control of Gateway;

•                  the inability to secure raw materials or equipment;

•                  transportation accidents; and

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

100% of our revenue is derived from sales to a single customer. The loss of this customer could have a material adverse impact on our oil and gas revenues.

100% of our natural gas sales and revenues for the years ended December 31, 2010 and 2009 were derived from the Madisonville Project. During 2010, 100% of our revenues have been derived from sales to one customer, Luminant Energy Company, LLC.  The loss of, or material nonpayment by this customer could impact the price we receive for our gas sold due to lessened competition. The loss of, or material nonpayment by the customer could result in a loss of revenue.  Our customer may be subject to their own operating risks which could increase the risk that they could default on their obligation to us.

Unless we replace our oil and natural gas reserves, our reserves and production will decline.

The volume of production from oil and natural gas properties generally declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our proved reserves will decline as reserves are produced from our properties unless we are able to acquire or develop new reserves. The business of exploring for, developing or acquiring reserves is capital intensive. For example, as of December 31, 2010 we have capitalized costs of $69.2 million as proved and unproved oil and gas properties and gas processing plant. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. Even if we are able to raise capital to develop or acquire additional properties, no assurance can be given that our future exploitation and development drilling activities will result in the discovery of any reserves.

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

•                  subsurface conditions or formations encountered during the drilling of wells, whether natural or mechanical, including but not limited to blowout, igneous rock, salt, saltwater flow, loss of circulation, loss of hole, abnormal pressures, or any other impenetrable substance or adverse condition, which renders further drilling of a well impossible or impractical;

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

Reservoir engineering, geophysics and geology are not exact sciences and the results of studies and tests used to make such evaluations are sometimes inconclusive or subject to varying interpretations. As such, there is no certain way to know in advance whether any of our prospects will yield oil and natural gas in commercial quantities. Further, it is possible that we will participate in the drilling of more dry holes than productive wells or that all or substantially all of the wells drilled will be dry holes. The drilling of dry holes on prospects in which we have an interest could adversely affect their values and our decision to undertake further exploration and development drilling of such prospects. It is not certain or predictable whether, and no assurance can be made that, the wells drilled on the properties in which we have an interest will be productive or, if productive, that we will recover all or any part of our investment in the properties. In summary, our participation in future drilling activities may not be successful and, if unsuccessful, such failure will negatively impact our revenues and have a material adverse effect on our results of operations and financial condition. Our natural gas sales and revenues were $3,054,255 and $4,077,355 for the years ended December 31, 2010 and 2009, respectively. Future revenues could decline from those levels if our future drilling efforts are not successful. Furthermore, as of December 31, 2010 we have net capitalized costs totaling approximately $30 million as proved and unproved oil and gas properties and gas processing plant. Should our future drilling activities be unsuccessful, we may then be required to record an impairment charge equal to a portion of, or all, of the capitalized costs resulting in an immediate adverse impact on our results of operations and financial position.

Our business may be harmed by failures of third party operators on which we rely.

Our ability to manage and mitigate the various risks associated with certain of our exploration and operations in Alaska, Alberta, Canada, and Indonesia is limited since we rely on third parties to operate our projects. We are a non-operating interest owner in our Alaskan, Canadian and Indonesian properties. With respect to our interests in Alaska, Canada and Indonesia, we have entered into agreements with third party operators for the conduct and supervision of drilling, completion and production operations. In the event that commercial quantities of oil and natural gas are discovered on one of our properties, the success of the oil and natural gas operations on that property depends in large measure on whether the operator of the property properly performs its obligations. The failure of such operators and their contractors to perform their services in a proper manner could result in materially adverse consequences to the owners of interests in that particular property, including us.

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

Our working interest in properties, and our ability to realize any profits from such properties, will be diminished to the extent that we enter into farm-out arrangements with unaffiliated third parties.

We have previously entered into, and may in the future enter into, farm-out arrangements with third parties willing to drill natural gas and oil wells on leaseholds in which we originally acquired working interests, in exchange for our assignment of part or all of our leasehold interests. As a consequence of these arrangements, our retained interests in properties which are subject to farm-out arrangements have been or may be diminished. Our opportunity to realize revenues and profits from properties which are successfully developed under farm-out arrangements will be diminished to the extent of our reduced interests.

Competition with other oil and natural gas exploration and development drilling companies for viable oil and natural gas properties may limit our success.

It is likely that in seeking future property acquisitions, we will compete with companies which have substantially greater financial and management resources. Our competition comes primarily from three sources:

(1)                                  those competitors that are seeking oil and gas fields for expansion, further drilling, or increased production through improved engineering techniques;

(2)                                  income-seeking entities purchasing a predictable stream of earnings based upon historic production from fields being acquired; and

(3)                                  junior companies seeking exploration opportunities in unknown, unproven territories.

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

Until such time as the properties in which we own interests are generating sufficient cash flow to fund planned capital expenditures, we will be required to raise additional capital through the issuance of additional securities or otherwise sell or farm-out interests in our oil and natural gas properties to third parties. If and when the properties in which we own interests become productive and have adequate reserves, we may borrow funds to finance our future oil and natural gas operations and exploratory and development drilling activities. We may not be able to raise additional funds in the future from any source or, if such additional funds are made available to us, we may not be able to obtain such additional financing on terms acceptable to us. To the extent such funds are not available from any of those sources, our operations and activities will be limited to those operations and activities we can afford with the funds then available to us. Our larger competitors, by reason of their size and relative financial strength, may be more easily able to access capital markets than us.

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

The global financial markets have been experiencing extreme volatility in the past year, including severely diminished liquidity and credit availability. Concurrently, we have experienced a global recession. We believe these conditions have adversely impacted our financial position as of December 31, 2010 and our liquidity for the twelve months ended December 31, 2010.  Our financial condition and performance could be further negatively impacted if either of these conditions continues to exist for a sustained period of time, or if there is further deterioration in financial markets and major economies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and abroad.

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

•                  damage to pipelines, facilities and properties caused by hurricanes, tornados, floods and other natural disasters;

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

If one or more of these events occurs, we could incur substantial liabilities to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition and results of operations, or we could lose properties in which we have capitalized as proved and unproved oil and gas properties and gas processing plant as of December 31, 2010.

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

Extensive national, state, provincial and local environmental laws and regulations in the United States and foreign jurisdictions affect nearly all of our operations.  Environmental laws to which we are subject in the U.S. include, but are not limited to, (1) the Clean Air Act and comparable state laws that impose obligations related to air emissions, (2) the Resource Conservation and Recovery Act of 1976 (RCRA), and comparable state laws that impose requirements for the handling, storage, treatment or disposal of solid and hazardous waste from our facilities, (3) the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal, and (4) the Clean Water Act, and comparable state laws that regulate discharges of wastewater from our facilities to state and federal waters and (5) CEQA, the California Environmental Quality Act, which is a statute that requires state and local agencies to identify the significant environmental impacts of their actions and to avoid and mitigate these impacts, if feasible. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws, including CERCLA and analogous state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released.  Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.

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

We are not presently aware of any environmental liabilities or able to predict the ultimate cost of liabilities not yet recognized.  We have not established a separate reserve fund for the purpose of funding any possible future environmental liability.  As a result, we may not be able to satisfy these obligations, if they occur.  Any such costs incurred will be funded out of our cash flow from operations.  If we are unable to fully fund the cost of remedying an environmental obligation, we might be required to suspend operations or enter into interim compliance measures pending satisfaction of the liability, which could have an adverse affect on our financial condition and results of operations.  We have recorded an asset requirement obligation in connection with the estimated future costs to plug certain wells at our Madisonville Project in Texas upon abandonment totaling $71,510 as of December 31, 2010.

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

•                  identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

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

To date, our operations have not been disrupted by terrorist activity. It is uncertain how terrorist activity will affect us in the future, or what steps, if any, the Indonesian, Canadian or American government may take in response to terrorist activities. The attack on the New York World Trade Center in 2001 and the subsequent wars in Afghanistan and Iraq and continued political unrest in the Middle East increase the likelihood that U.S. citizens and U.S. owned interests may be targeted by terrorist groups operating both in the United States and in foreign countries, especially in Indonesia.

We could lose our entire Production Sharing Contract (“PSC”), if BP Migas ascertains we have not discovered commercially producible hydrocarbons.

It is possible that BP Migas could terminate our entire Production Sharing Contract (“PSC”) if it is determined that the hydrocarbons we have discovered are not in commercially producible quantities.  Our Indonesian PSC requires us and our partners to submit to and receive approval from BP Migas for a “Plan of Development”  by specified dates in order to maintain our oil and natural gas rights. See “Properties—Description of the Properties—Indonesia.” If we do not establish commerciality and receive an approved Plan of Development for the PSC, or successfully renegotiate the terms, all or part of our contract may be terminated. If this contract is terminated, we would also lose all of our investment in that overseas prospect. If we forfeit our interest in the contract area, it will be necessary to record an impairment write-down equal to the net capitalized costs recorded for the area forfeited. This could have a material adverse impact on our financial condition and results of future operations in future periods. If approval of a Plan of Development is not obtained and if further deferrals of such obligations are not secured, we will need to record an impairment charge equal to the amount of costs capitalized which were approximately $587,000  as of December 31, 2010, and we may lose all of our rights in the Bengara Block.

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

Our acquisition activities are subject to uncertainties and may not be successful or provide a return to us on our investments.

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

As of December 31, 2010 our directors and officers beneficially own approximately 12% of our outstanding common stock. This shareholding level will allow the directors, officers and certain beneficial owners to have a significant degree of influence on matters that are required to be approved by shareholders, including the election of directors and the approval of significant transactions. The short-term interests of our directors, officers and certain beneficial owners may not always be aligned with the long-term interests of our public shareholders, and vice versa. Because our directors, officers and certain beneficial owners have a significant degree of influence on matters that are required to be approved by our shareholders, they could influence the approval of transactions.

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

In 2011 we will need to raise capital.  Due to the tight credit markets and prolonged volatility in the stock market, funds may not be available, or may be available only on unfavorable terms. Due to the decrease in our stock price, we may need to sell more shares to raise the same amount of money than we would have in the past, resulting in greater dilution to existing shareholders than would be the case if our stock price was higher and this trend could continue.  We have scheduled exploratory and development well drilling and workover activity during 2011 and future periods on our proved and unproved properties. It is anticipated that these activities together with others that we may undertake will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities; however, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

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

If our options and warrants are exercised for common shares, holders of our common stock will experience immediate and, depending on the magnitude of the exercises, substantial dilution. As of March 31, 2011, 41,161,173 shares of our common stock are outstanding, 7,503,000 shares of our Series B Preferred stock are outstanding, 5,057,229 shares of our common stock are issuable upon exercise of warrants and 2,895,000 shares of our common stock are issuable upon exercise of options.

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

Our financial statements are reported in U.S. dollars and all of our revenue, and most of our operating costs, are currently denominated in U.S. dollars; however, we have operations outside the United States and we may expend money in Indonesia and Canada, where our operating costs will be denominated in local currencies. Fluctuations in exchange rates may increase our relative cost of operating in these countries, and may therefore have a negative effect on our financial results.

Non- U.S. holders of our common shares may be subject to U.S. federal income tax on the sale of our common shares and purchasers may have IRS withholding requirements

Since we believe that we are a United States real property holding corporation, a gain recognized by a non-U.S. holder on the sale of our common shares will be subject to U.S. federal income tax at normal graduated rates, and a purchaser will be required to withhold for the benefit of the IRS 10% of the purchase price, unless certain trading requirements are met. There is an exemption from U.S. federal income tax for non-U.S. holders of 5% or less of our common shares (and therefore no tax withholding requirements) if our common shares are “regularly traded on an established securities market.”  In the event that 100 or fewer persons own 50% or more of our common shares (which had been, may now be and may continue to be, the case), temporary Treasury Regulations provide that our common shares will be “regularly traded on an established securities market” for a calendar quarter if the established securities market is located in the United States and our common shares are regularly quoted by more than one broker or dealer making a market in our common shares; our common shares are currently listed on the NYSE Amex (which constitutes an established United States securities market for this purpose) and are being regularly quoted. There can be no assurance, however, that our common shares will continue to be regularly traded on an established securities market for this purpose in any particular calendar quarter so as to avoid U.S. federal income tax on the sale of our common shares by non-U.S. holders of 5% or less of our common shares and the withholding requirement on the purchaser.

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that substantial sales may occur, could cause the market price of our common stock to decrease. Substantially all of the shares of our common stock are freely transferable or will be transferable in compliance with restrictions under the Securities Act of 1933, as amended.  In 2011, we will need to raise additional working capital and investors may be subject to further dilution if we sell additional common shares or issue additional common shares in connection with future financings. If a significant number of our common shares are sold in the public market, the market price of our common shares could be depressed. This could hamper our ability to raise capital by issuing additional equity securities.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.   Properties

Through April 30, 2010 our principal executive office was located at One Maritime Plaza, Suite 700, San Francisco, CA 94111.  Effective May 1, 2010 our new principal executive office consisting of 4,201 square feet is located at 150 California Street, Suite 600, San Francisco, CA 94111.

Description of the Properties

Our current oil and natural gas exploration, appraisal and development drilling activities are focused in four distinct project areas as follows:

•                  United States—Texas (East Texas and onshore South Texas regions), Alaska (onshore Cook Inlet Basin) and California (onshore San Joaquin basin); and

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

Texas

Madisonville Project, Madison County, East Texas

We own and operate the interest in the Madisonville Project in Madison County, Texas. We own working interests in approximately 3,793 gross and net acres of leases in the Rodessa Formation interval, as well as approximately 2,060 gross and net acres of leases as to depths below the Rodessa Formation interval. We also own a license as to 12.5 square miles of 3-D seismic data over the Madisonville Field.

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

Our working interest covers the Rodessa Formation at approximately 12,000 feet of depth. The Rodessa reserves are being developed through the recompletion of the Magness Well and the drilling of additional proved undeveloped locations. Production began in May 2003 and stabilized at a rate of 18 MMcf/d of raw gas from the Magness Well. In 2006, we drilled the Wilson and Mitchell wells. We own a 100% working interest (70% net revenue interest) in the Wilson and Mitchell wells. Current production is approximately 3.0 MMcf/d. In addition, we own a working interest in certain leases which cover depths below the Rodessa Formation.

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

Alaska

The Cook Inlet Alaska Project

On February 26, 2010, we sold our entire 100% working interest in approximately 122,000 acres onshore in the Cook Inlet region of Alaska (“the Alaskan Leases”). The position consists of two separate target areas, the Point MacKenzie Prospect and the Trading Bay Prospect. The Point MacKenzie Prospect is located twelve miles northwest of Anchorage. The Trading Bay Prospect is located fifty miles west of Anchorage, across the Cook Inlet. The interests were purchased by Linc Energy (Alaska) Inc. (“Linc”).  Linc is a wholly-owned subsidiary of Linc Energy Ltd., an Australian-based company publicly traded on the Australian Stock Exchange.

In exchange for our 100% working interest in our Alaskan leases we received the following consideration:

•                  a cash payment of $1.0 million;

•                  a $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the underlying leases;

•                  subsequent to our receipt of the $4.0 million payment specified above, we will thereafter receive an over-riding royalty interest of 10% of 8/8ths in and to the leases issued by the State of Alaska and the Alaska Mental Health Trust on conventional oil and gas production and coal bed methane production; and

•                  Linc has agreed to pay all of the costs of maintaining the Alaskan Leases through the end of the primary lease terms.

On November 18, 2010, Linc completed the drilling of the LEA#1 exploration well in the Point Mackenzie Block of the Cook Inlet Basin in Alaska.  A testing program to evaluate the potential for commercial gas production from the well will be undertaken. In addition to testing the LEA #1, Linc Energy has stated that it will prepare for phase two of its Alaskan natural gas drilling program in the Trading Bay Block leases which are located on the northwest side of the Cook Inlet approximately 70 miles from the site of LEA #1.

The initial reserve target in the Cook Inlet Project was identified by us after we reprocessed certain 2-D seismic data acquired from AMOCO on the Point MacKenzie Block. The prospect is estimated to cover approximately eighteen sections (11,500 acres) under structural closure, and will target conventional gas reserves in the Middle and Lower Tyonek Formations reaching an estimated  depth of approximately 8,000 feet.  The LEA #1 well is located less than two miles from the Enstar 20” natural gas pipeline.

Preliminary log analysis and seismic data indicate the Point MacKenzie and Trading Bay Blocks may contain conventional accumulations of natural gas reserves in Tertiary sandstones in addition to the prospect identified at the LEA #1 location. Structural anticlines and/or domes occur on the lease blocks and may contain large undrilled gas reservoirs. Sandstone units also pinch-out toward the margins of the basin and may have formed stratigraphic traps on the lease blocks. In the past, oil and gas exploration has focused on oil production and anticlinal gas traps, but stratigraphic accumulations have been largely unexplored in the Cook Inlet.

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

California

Lokern Project

We have 100% working interests in 1,280 lease acreage in the Lokern Project, located in the southern San Joaquin basin, near Bakersfield, California. The primary exploration objectives are the Miocene Stevens formation and the Carneros member of the Temblor formation. The secondary objectives include the Miocene Reef Ridge and Pliocene Etchegoin sands. The Stevens formation is Upper Miocene age.

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

Subject to drilling permits, we expect that a well will be drilled, either by us or through a farm-out arrangement with a third party, to a depth of 15,000 to 18,000 feet in 2012 – 2013.

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

We, through our wholly-owned subsidiary, GeoPetro Canada, have reviewed 3-D seismic data over the prospect and plan to participate in the drilling of a test well. We have a 33% non-operated working interest in approximately 4,480 gross leased acres (1,493 net acres).

Indonesia

C-G Bengara owns 100% of the underlying rights to explore for and produce oil and natural gas within the contract area designated as the Bengara II Block, which rights have been granted under a production sharing contract dated December 4, 1997 (the “Bengara II PSC”) with Pertamina. Previously we owned 40% of CG Bengara and Continental Energy Corporation (“Continental”) owned the remaining 60% and, through it, the rights to the Bengara II PSC. On September 29, 2006, we executed a definitive agreement to sell 70% of our interest in C-G Bengara to Kunlun Energy (formerly CNPCHK (Indonesia) Limited) (“CNPC”). We have retained a 12% stake in C-G Bengara and the Bengara II PSC. Continental has likewise sold its interest and retained an 18% interest in C-G Bengara and the Bengara II PSC.

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

Current and Planned Activities in the Bengara Block

In accordance with the terms of our agreement dated September 29, 2006 pursuant to which we sold 70% of our interest in C-G Bengara to CNPC, CNPC:

•                  purchased 14,000 and 21,000 shares of C-G Bengara from us and Continental, respectively, at a cost of $1 per share. As a result of the transaction, we and Continental own 6,000 and 9,000 C-G Bengara shares, respectively, retaining a 12% and 18% interest in C-G Bengara, respectively;

•                  paid the sum of $18.7 million (the “Earning Obligation”) into a special joint venture account at a Hong Kong international bank. The funds were expended exclusively to pay for exploration and/or appraisal drilling in the Bengara II PSC area;

•                  agreed to provide development loans to pay 100%, and thereby “carry” our share and Continental’s share of all C-G Bengara’s exploitation, drilling, and development expenditures attributable to the Bengara II PSC, after the Earning Obligation funds are expended and a Plan of Development has been approved by BP Migas, until an additional amount of U.S. $41.3 million over and above the Earning Obligation funds has been expended; and

•                  agreed to pay a cash bonus totaling $5,000,000, in the proportions of $2,000,000 to us and $3,000,000 to Continental, respectively, contingent upon and within fourteen business days of the receipt by C-G Bengara of the written approval from governmental authorities approving the development of the first commercial oil or gas discovery within the Bengara II PSC contract area.

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

During 2009 C-G Bengara awarded a contract to a seismic acquisition contractor to conduct a seismic acquisition program in the Bengara-II Block.  Work is presently underway to acquire a total of 120 square kilometers of 3D seismic and 844 line kilometers of 2D seismic at an estimated acquisition cost of $28.5 million. The primary objective of the 3D seismic program is to further define and delineate the Seberaba oil discovery and the Makapan gas/condensate discovery. CGB2 is eyeing a joint development of Makapan gas with Seberaba oil to achieve economies of scale and provide a gas source for fuel, pressure maintenance, and artificial lift of oil.

A large part of the 2D seismic program is also intended to provide additional definition of other exploration prospects in the Bengara-II Block to firm up new exploration drilling targets for a proposed 2011/2012 drilling program. A large portion of the seismic acquisition program shall be conducted in the logistically difficult and higher cost “transition zone” between a shallow marine offshore and onshore setting. The eastern portion of the Block is located mostly onshore but partially offshore in the shallow waters of the Sulawesi Sea and the Bulungan River delta.

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

CG Xploration

In November 2005, we and Continental formed CG Xploration to pursue new venture oil and gas exploration and production projects and obtain new exploration concessions in Indonesia. CG Xploration Inc. is incorporated in Delaware and is owned 50% by us and 50% by Continental. CG Xploration Inc. may acquire new venture opportunities on behalf of us and Continental. To date, CG Xploration has not completed any acquisitions.

Australia

On June 20, 2007, the Company agreed to sell and transfer all of its remaining property interests in Australia to an unrelated party for cash consideration and a Petroleum Sales Royalty Payment equal to 25% of the future annual earnings before interest, taxes, depreciation and amortization from the property interests. Specifically, the agreement provides that the Company will be paid consideration for the sale and transfer of its property interests as follows:

•                  initial cash consideration of $175,000 was received on November 19, 2007;

•                  a second cash payment of $175,000 upon a successful flow test of petroleum from a well located on the property interests. A successful flow test is defined for purposes of this agreement to be a test of at least 7 million standard cubic feet of natural gas for a continuous and uninterrupted 24 hour period (or an equivalent oil/condensate rate based on a conversion ratio of 6000 cubic feet of gas to a barrel of oil or condensate); and

•                  a Petroleum Sales Royalty Payment equal to 25% of the future annual earnings before interest, taxes, depreciation and amortization from the property interests up to a total amount of $2,200,000.

Proved Reserves Disclosures

Internal Controls Over Reserves Estimates   Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

The Company engaged the independent petroleum engineering firm, MHA Petroleum Consultants, LLC (“MHA”) to prepare the Company’s reserve estimates at December 31, 2010 and 2009. MHA is a Denver based group of multiple professional engineers and geologists providing a wide range of technical services to the petroleum industry.  Within MHA, the technical persons primarily responsible for preparing the estimates set forth in the MHA reserves report incorporated herein are Mr. John Arsenault and Mr. Dennis Holler.  Mr. Arsenault has been practicing consulting petroleum engineering at MHA since 2006, and has over 24 years of practical experience in petroleum engineering, with over 11 years experience in the estimation and evaluation of reserves. Mr. Holler has been practicing consulting petroleum geology at MHA since 2001.  Mr. Holler has over 36 years of practical experience in petroleum geology, with over 26 years experience in the estimation and evaluation of reserves. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geosciences evaluations as well as applying SEC and other industry reserves definitions and guidelines. MHA evaluated properties representing 100% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”), for all periods presented below. Senior members of our management review the final reserve report to ensure the accuracy and completeness of all inputs into the report. MHA’s report to management, which summarizes the scope of work performed and its conclusions, has been included in this report as Exhibit 99.1

Proved Undeveloped Reserves (PUDs) - As of December 31, 2010, our PUDs totaled 8.8 Bcf of natural gas.

•                  PUD Locations - 100% of our PUDs at year-end 2010 were associated with the Madisonville Field.

•                  Development Costs- Estimated future development costs relating to the development of PUDs are projected to be approximately $2.4 million and $4.2 million in 2011 and 2012 respectively.

•                  Drilling Plans - Our PUD development is scheduled in 2011 and 2012.   Initial production from the PUD reserves is expected to begin in 2011.

Our estimated total net proved reserves of natural gas and oil as of December 31, 2010 and 2009, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables.

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

“Proved oil and gas reserves” - Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, that can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(a)                                  The area of the reservoir considered as proved includes:

i.                  The area identified by drilling and limited by hydrocarbon fluid contacts, if any; and

ii.               Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(b)                                 In the absence of data on hydrocarbon fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

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

The 2010 and 2009 estimates were prepared by MHA Petroleum Consultants, independent reservoir engineers, and are part of their reserve reports on our natural gas and oil properties. MHA Petroleum Consultants’ estimates were based on a review of geologic, economic, ownership and engineering data that we provided. In estimating the reserve quantities that are economically recoverable, MHA Petroleum Consultants used simple arithmetic average of the natural gas price in effect on the first day of each month in 2010 and 2009. In accordance with U.S. Securities and Exchange Commission regulations, no price or cost escalation or reduction was considered. All of our proved reserves are attributable to our Madisonville Project in Madison County, Texas:

	AS OF DECEMBER 31,
	2010	2009
	(MMcf)	(MMcf)
Proved developed producing	2,422	3,650
Proved developed non-producing	7,049	6,611
Proved undeveloped	8,837	8,371

Total	18,308	18,632

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

Standardized Measure of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced.  Future cash flows for the 2010 & 2009 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month in the respective years to estimated annual future net production from proved gas reserves. The price assumptions used for natural gas are indicated below. Future development drilling and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results:

	YEAR ENDED DECEMBER 31,
	2010	2009
	(in thousands)
Future cash inflows	$65,988	$50,652
Future production costs	(19,353)	(17,157)
Future development costs	(7,849)	(7,849)
Future income taxes	—	—
Future net cash flows	38,786	25,646
10% annual discount	(9,684)	(6,005)
Standardized measure of discounted future net cash flows	$29,102	$19,641

The standardized measure values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

Pricing Assumptions

SEC regulations require that the gas price used for the December 31, 2010 and 2009 MHA Petroleum Consultants reserve reports is the simple arithmetic average of the natural gas price in effect on the first day of each month in 2010 and 2009 respectively. These prices are projected without inflation for the life of the wells included in the reserve reports. The pricing assumptions are listed below and represent the un-weighted average price for natural gas at December 31, delivered at the Houston Ship Channel before any reductions for transportation and processing fees:

AVERAGE PRICE	AVERAGE PRICE
2010 REPORT	2009 REPORT
Gas ($/MMBtu)	Gas ($/MMBtu)

$4.03	$3.11

Acreage and Productive Wells

The following table sets forth our ownership interest in undeveloped acreage, developed acreage and productive wells in the areas indicated where we own a working interest as of December 31, 2010. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing natural gas or oil. Wells that are completed in more than one producing horizon are counted as one well:

	Undeveloped acreage		Developed acreage		Producing Wells		Non-Producing Wells
Acreage Holdings	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross	Net	Gross	Net

Indonesia	239,692	28,763	—	—	—	—	—	—
Canada	4,480	1,493	—	—	—	—	—	—
Texas	1,766	1,766	2,027	2,027	3	3	1	1
California	1,280	1,280	—	—	—	—	—	—
Total	247,218	33,302	2,027	2,027	3	3	1	1

The following table sets forth as of December 31, 2010, the expiration periods of the gross and net undeveloped acreage:

	Undeveloped Acreage
	United States		Indonesia		Canada
	Gross	Net	Gross	Net	Gross	Net
Twelve months ended
December 31, 2011	531	531	239,692	28,763	—	—
December 31, 2012	1,109	1,109	—	—	4,480	1,493
December 31, 2013	1,280	1,280	—	—	—	—
December 31, 2014	126	126	—	—	—	—
December 31, 2015 and thereafter	—	—	—	—	—	—
	3,046	3,046	239,692	28,763	4,480	1,493

Volumes, Prices and Production Costs

Substantially all of our production is derived from our Madisonville Project in Madison County, Texas. The following table sets forth information with respect to our production volumes, average prices received and average production costs for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2010	2009
Production:
Natural gas (MMcf) (1)	733	1,278
Natural gas (MMcf/d) (1)	2.01	3.50

Average Sales Prices (2)
Natural gas ($per Mcf) (2)	$4.17	$3.19

Lease Operating Expense
($per Mcf) (3)	$0.51	$0.66

(1)              Production volumes for 2010 and 2009 represent actual plant throughput.

(2)              The sales price reflected for the years ended December 31, 2010 and 2009 represents the sales price realized before deducting treatment, gathering and transportation costs, and is based up on plant throughput.

(3)         Lease operating expense per Mcf is based on lease operating expense and sales volumes net to our interests in the Madisonville gas wells.

Business Risks and Other Special Considerations

Refer to “Risk Factors” in this report for a discussion of business risks and other special considerations.

ITEM 3. Legal Proceedings

(d)         From time to time, we are party to litigation or other legal and administrative proceedings that we consider to be a part of the ordinary course of our business. On September 11, 2009, our subsidiary, Redwood Energy Production, L.P. filed an Original Petition for Declaratory Judgment against Devon Energy Production Company L.P. (“Devon”) regarding certain over-riding royalty interests and related revenue amounts claimed by Devon.   In September 2010 we entered into a settlement agreement with Devon, In connection with this settlement we issued a 5-year non-interest bearing note payable in the amount of $375,000, made a cash payment of $300,000. We have recognized a gain in the amount of $182,751 in connection with this settlement.

ITEM 4. Reserved

Not applicable.

PART II

ITEM 5. Market for the Registrants Common Equity, Related Shareholder Matters and Purchases of Equity Securities

Common Stock

Market Information.  Our common stock trades on the NYSE Amex under the symbol “GPR”.

The range of high and low closing prices for our Common Stock for each quarterly period from January 1, 2009 through December 31, 2010 as reported by the NYSE Amex:

	NYSE Alternext US
	High	Low
2010
Fourth Quarter	$0.56	$0.41
Third Quarter	$0.52	$0.40
Second Quarter	$0.62	$0.44
First Quarter	$0.82	$0.61
2009
Fourth Quarter	$1.05	$0.57
Third Quarter	$1.35	$0.33
Second Quarter	$0.78	$0.33
First Quarter	$1.27	$0.21

On March 30, 2011, the closing sale price for the Common Stock as reported by the NYSE Amex was $0.68 per share.

Holders. On March 28, 2011, the number of holders of record of our common stock was 375.

Dividends. We have not paid or declared any cash dividends on our common stock in the past and do not intend to pay or declare any cash dividends in the foreseeable future. We currently intend to retain future earnings for the future operation and development of our business including exploration, development and acquisition activities. Any future dividends would be subordinate to the full cumulative dividends on all shares of our Series B Preferred Stock.

The holders of Series B preferred stock are entitled to receive ratably such cash dividends, as were declared from time to time by the board of directors out of funds legally available therefore and, when declared, dividends were paid at the rate of $0.06 per share per annum, paid on a calendar quarter basis.  During 2010, we declared $451,380 in dividends associated with the Series B preferred stock, of which $448,070 had been paid as of December 31, 2010.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 5,943,105 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in February 2007. The offering commenced in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however, if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $6,171,518, which we expect to use for general working capital purposes and the drilling of wells in our Texas, California, Canadian and Indonesian prospects.

If less than the $6,171,518 proceeds are realized from the exercise of such warrants and options, the proceeds will be spent in the following order of priority:

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

Unregistered Sales of Securities

In September and October 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.48 per unit, and each unit consisted of one share of no par value common stock and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $1,773,600, and represented the sale of 3,695,000 common shares and 1,847,500 warrants.  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the Warrants which the investors acquired in the transaction. The Company paid no fees or commissions in connection with the sale of the units.

On December 30, 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors.  Units were priced at $0.45 per unit and each unit consisted of one share of no par value common stock, and one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price was $500,038 and represented the sale of 1,111,199 common shares and 555,596 warrants to acquire common shares. In connection with the sale, we granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired. The Company paid no fees or commissions in connection with the sale of the units.

GeoPetro issued the aforementioned common shares and warrants in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. GeoPetro relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the purchasers, including the representations with respect to each purchaser’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each purchaser’s investment intent with respect to the securities purchased.

ITEM 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007, and 2006 are derived from our audited consolidated financial statements not included in this report.   Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	For The Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations:
Revenues	$3,054,255	$4,077,355	$6,152,542	$6,890,777	$6,716,360
Plant operating expense	3,944,120	4,832,548	—	—	—
Lease operating expense	371,719	606,266	1,484,267	1,558,900	1,602,932
General and administrative	2,417,119	2,767,385	2,717,121	2,807,091	2,347,447
Net profits expense	—	—	579,941	679,337	632,708
Impairment expense	—	20,843,305	69,856	1,111,151	38,849
Depreciation and depletion expense	695,893	1,595,597	1,553,418	2,269,995	2,406,612
Earnings (loss) from operations	(4,424,596)	(26,567,746)	(252,061)	(1,535,697)	(312,188)
Net income (loss)	(4,937,559)	(25,808,260)	(174,825)	(1,616,804)	(482,406)
Net income (loss) attributable to common shareholders	$(5,388,939)	$(25,987,305)	$(174,825)	$(1,616,804)	$(1,011,806)

Earnings (Loss) per Share:
Basic	$(0.15)	$(0.76)	$(0.01)	$(0.05)	$(0.04)
Diluted	$(0.15)	$(0.76)	$(0.01)	$(0.05)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic	35,306,255	34,284,646	32,511,251	29,830,447	25,990,868
Diluted	35,306,255	34,284,646	32,511,251	29,830,447	25,990,868

Production Data:
Natural gas (Mcf)	733,286	1,278,434	1,275,445	2,005,359	2,229,059
Natural gas (Mcf/d)	2,009	3,503	3,494	5,494	6,107

Production Data Reduced by Net Profits interests:
Natural gas (Mcf)	733,286	1,118,630	1,116,014	1,754,689	1,950,427
Natural gas (Mcf/d)	2,009	3,065	3,058	4,807	5,344

Average Sales Prices:
Natural gas (per Mcf)	$4.17	$3.19	$4.82	$3.44	$3.01

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Information:
Current assets	$1,169,213	$3,044,731	$1,023,090	$5,723,680	$2,366,081
Total assets	30,873,537	34,004,213	54,076,005	44,116,606	39,061,478
Current liabilities	4,159,223	4,218,956	3,174,742	2,361,827	3,604,342
Current portion of Long-term liabilities	1,981,263	1,549,829	600,000	—	—
Long-term liabilities	5,634,032	6,051,654	7,078,548	53,726	48,842
Redeemable Series AA Preferred Stock	—	—	—	—	5,924,068
Series B Preferred Stock	5,448,602	5,448,602	—	—	—
Accumulated Deficit	(43,561,858)	$(38,172,919)	$(12,185,614)	$(12,010,789)	$(10,393,985)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. See “Cautionary Information About Forward-Looking Statements”.

BUSINESS OVERVIEW

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 249,245 gross (35,329 net) acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

Our objective is to increase shareholder value by profitably growing our reserves, production, revenue, and cash flow by focusing primarily on our projects in Texas, Alaska, California, Canada, Indonesia, and certain new venture opportunities.

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2011. We expect the majority of our capital expenditures in 2011 will be for the Madisonville Project.

	For The Years Ended December 31,
	2010	2009
Consolidated Statement of Operations:
Revenues	$3,054,255	$4,077,355
Plant operating expense	3,994,120	4,832,548
Lease operating expense	371,719	606,266
General and administrative	2,417,119	2,767,385
Net profits expense	—	—
Impairment expense	—	20,843,305
Depreciation and depletion expense	695,893	1,595,597
Loss from operations	(4,424,596)	(26,567,746)
Net loss	(4,937,559)	(25,808,260)
Net loss attributable to common shareholders	$(5,388,939)	$(25,987,305)

Revenue and Operating Trends in 2010

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

During 2008, MGP analyzed various options for removing the diamondoids; however, they did not complete the necessary plant system modifications.  On December 31, 2008, we purchased the gas treatment plant and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream LLC (“MM”).  We expect to complete installation of the system modifications required in the new plant in 2011.  In the meantime, the existing, in service portion of the plant continues to operate with a design capacity of up to approximately 18 MMcf/d of inlet gas.

While there can be no assurance, our goal is to make the necessary upgrades to the plant and increase the production rates from our wells which may result in higher net production and increased revenue during 2011 as compared to 2010 and prior periods. To accomplish the plant upgrades, we will need to raise capital in 2011. Due to the unsettled state of the capital markets, funds may not be available, or may not be available on favorable terms.

Industry Overview for the year ended December 31, 2010

Natural gas prices have historically been volatile.  Price volatility during 2010 and 2009 relates to supply concerns earlier in 2009, and more recently due to recession concerns arising from the current global financial crisis and a resultant decline in demand for natural gas.   The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of December 31, 2010 was $4.14 per Mcf versus $5.72 per Mcf as of December 31, 2009. Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage.

Company Overview in 2010

Our net loss after taxes for the year ended December 31, 2010 was $5,388,939. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through December 31, 2010 of $43,561,858. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our revenues for the year ended December 31, 2010 were derived from our Madisonville Project, from three producing wells, the UMC Ruby Magness #1 well (the “Magness Well”), the Angela Farris Fannin #1 well (the “Fannin Well”), and the Mitchell #1 well (the “Mitchell Well”).

Comparison of Results of Operations for the year ended December 31, 2010 and 2009

During the twelve months ended December 31, 2010, we had gross natural gas revenues $3,054,255. During this period, our gross production from our wells was 733,286 Mcf and our average natural gas price realized was $4.17 per Mcf.  During the twelve months ended December 31, 2009, we had natural gas revenues of $4,077,355, and our gross production was 1,278,434 Mcf of natural gas at an average price of $3.19 per Mcf. Revenues decreased in the twelve months ended December 30, 2010 as compared to the prior year period mainly due to lower production volumes. The 42.6% lower production volumes for the twelve months ended December 31, 2010 as compared to the same period of 2009 was due to natural decline curves as well as treatment plant downtime partially offset by a 30.7% increase in average natural gas prices.

During the twelve months ended December 31, 2010, we incurred plant operating expenses of $3,994,120, as compared to $4,832,548 in the same prior year period.  The decrease of $838,428 or 17.3% was attributable to cost cutting measures comprised primarily of reduced costs associated with field personnel, chemicals, electricity and ad valorem taxes.

During the twelve months ended December 31, 2010, we incurred lease operating expense of $371,719. Our average lifting cost for the 2010 period was $0.51 per Mcf. During the twelve months ended December 31, 2009, we incurred lease operating expense of $606,266. Our average lifting cost for the 2009 period was $0.47 per Mcf. Despite overall lease operating expenses being lower in 2010, the average lifting cost per Mcf was higher during the period, due to fixed costs associated with field personnel, insurance costs, workover costs, and ad valorem property taxes applicable to the wells, on a lower base of production volume.

General and administrative (“G&A”) expenses for the twelve months ended December 31, 2010 were $2,417,119 compared to $2,767,385 for the twelve months ended December 31, 2009. This represents a $350,266 or 12.7% decrease over the prior year period. The net reduction in G&A expense incurred in 2010 was due primarily to reduced salaries, professional fees, and insurance, partially offset by an increase in rent expense.

For the year ended December 31, 2010, impairment expense was $nil versus $20,843,305 for the same period of 2009.  The 2009 impairment write-downs were due to (i) dry holes drilled on our Canadian oil and gas properties, and (ii) writeoff remaining costs related to the South Bengara due to project cancellation (iii) $19.8 million impairment in the Madisonville project in U.S., which resulted from ceiling test write limitations.

Depreciation and depletion expense for the twelve months ended December 31, 2010 was $695,893 as compared to $1,595,597 in the same period of 2009, which amounts primarily represent depletion of the oil and gas properties for the twelve months ended December 31, 2010 and 2009, respectively. The 56.4% decrease was due to decreased depletion expense resulting from lower net production in the twelve months period of 2010 as well as lower carrying value of oil and gas properties resulting from ceiling test write-off in the US cost pool recorded during the fiscal year ended December 31, 2009.

During the twelve months ended December 31, 2010, a gain was realized in connection with the settlement of previously accrued liabilities related to the Devon royalty rights in the amount of $182,751. During the twelve months ended December 31, 2009, a gain on the sale of equipment of $1,488,687 was realized relating to the sale of idle equipment in the Madisonville Plant.

During the twelve months ended December 31, 2010 and 2009, interest expense was incurred in the amount of $696,857 and $736,596, respectively. The decrease in interest expense is due to a decrease in indebtedness on notes payable during the period, and by the replacement of certain loans with new instruments bearing lower interest rates.

Net loss before taxes for the twelve months ended December 31, 2010 was $4,936,759 as compared to $25,809,251 for the twelve months ended December 31, 2009. The decrease in net loss during the twelve months ended December 31, 2010 was primarily due to the fact that we recorded no impairment expense, experienced reduced depletion expense and lower general and administrative expense. In addition operating costs decreased at a rate higher than decreased production revenues, thereby providing a positive change in operating margin year over year.

Recent Developments

On February 15, 2010, we entered into a new lease for our principal executive office to be located at 150 California Street, Suite 600, San Francisco, CA 94111.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement as of December 31, 2010 are as follows:

2011	145,635
2012	149,836
2013	154,037
2014	158,238
2015	162,439
2016	166,640
2017	56,013
Total	$992,838

On February 26, 2010, we sold our entire working interest in our Alaskan Leases to Linc, an Australian-based company publicly traded on the Australian Stock Exchange. Linc acquired all of the Alaskan Leases for the following consideration:

•                  a cash payment of $1.0 million;

•                  a $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil and gas production from the Alaskan leases;

•                  after we have received the $4.0 million payment specified in paragraph (b) above, we will thereafter receive an over-riding royalty interest of 10% of 8/8ths in and to the Alaskan leases issued by the State of Alaska and the Alaska Mental Health Trust on conventional oil and gas production and coal bed methane production; and

•                  Linc has agreed to pay all of the costs of maintaining the Alaskan leases at least through the end of the primary lease term.

On November 18, 2010, Linc completed the drilling of the LEA#1 exploration well in the Point Mackenzie Block of the Cook Inlet Basin in Alaska.  A testing program to evaluate the potential for commercial gas production from the well will be undertaken. In addition to testing the LEA #1, Linc Energy has stated that it will prepare for phase two of its Alaskan natural gas drilling program in the Trading Bay Block leases which are located on the northwest side of the Cook Inlet approximately 70 miles from the site of LEA #1.

On March 31, 2010, J. Chris Steinhauser resigned from his positions as the Chief Financial Officer, Vice President of Finance and Secretary of the Company to pursue other interests. The resignation notification submitted by Mr. Steinhauser did not reference any disagreement with the Company on any matter relating to the Company’s operations, policies and practices.

On April 26, 2010 we extended our Vice President of Exploration, David V. Creel’s employment agreement through December 31, 2010, all other provisions per the terms of the original employment agreement remained unchanged. As of March 31, 2011 Mr. Creel continues to serve in his capacity as Vice President of Exploration on a month to month basis.

On July 19, 2010, we modified the original exercise price for 740,000 stock options from $4.28 as issued on June 27, 2008 to $0.50 per share. The additional compensation cost to be recognized in connection with the re-pricing of these options is $113,882 and will be recognized over the requisite service periods of the underlying options.

On July 19, 2010, we granted a total of 195,000 stock options to five non-management directors at an exercise price of $0.50 per share. These options will vest ratably over five (5) years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan. The grant date fair value of the options was $59,984.

On September 1, 2010 and October 31, 2010, we issued a total of 95,000 warrants to purchase our common shares at $0.50 in conjunction with the renewal of certain promissory notes payable. The warrants expire on August 31, 2013 and October 30, 2013, respectively.

On September 30, 2010, we entered into a legal settlement with Devon. In connection with the settlement we issued a non-interest bearing note in the amount of $375,000 payable over 5 years, and paid $300,000 on October 1, 2010. We have recorded a gain in the amount of $182,751 in connection with this settlement.

On September 30, 2010 and early October 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors. The total placement consisted of 3,695,000 units priced at $0.48 per unit. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $1,773,600, and represented the sale of 3,695,000 common shares and 1,847,500 warrants.

On December 23, 2010, we issued 1 year $300,000 promissory notes payable through our subsidiary, GeoPetro Canada, at a 6% annual interest rate. We issued to the note holders warrants to purchase 75,000 shares of our common stock at a price of $0.50 per share over three year term.

On December 30 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors.  The total placement consisted of 1,111,199 units priced at $0.45 per unit. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $500,038, and represented the sale of 1,111,199 common shares and 555,596 warrants.

On January 6, 2011, we entered into a sublease agreement whereby a portion of the Company’s principal executive offices have been leased to a third party. The terms of the sublease agreement include a seventy-five month term cancelable by either party with ninety days written notice after December 31, 2011.  The Company will recoup approximately 50% of the base rental obligation through the sublease agreement.

In February 2011, we extended the maturity on three separate notes totaling $850,000 to December 2012. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year.

In February 2011, we extended the maturity of two notes totaling $365,000 through May 2013. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year.

In February 2011, we extended the maturity of two notes totaling $300,000 through June 2012.  In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year.

In February 2011, Stuart J. Doshi, President and CEO, advanced to us a loan in the amount of $125,000. The note will accrue interest at 8% annually and is payable on demand.

During February and March 2011, we completed a private placement transaction.  The total placement consisted of 2,050,328 units priced at $0.45 per unit. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $922,648, and represented the sale of 2,050,328 common shares and 1,025,164 warrants.

In March 2011, the Company modified its bank loan with Bank of Oklahoma, the Fourth Amendment of the Amended and Restated Term Loan Agreement which extends the loan by an additional year so as to have a new maturity date being December 31, 2012. The terms of the 4th amendment provide for minimum quarterly principal payments of $150,000, minus $150,000 times a fraction, the numerator of which is the sum of all principal payments made by us after March 15, 2011 but prior to such payment date, and the denominator of which is $4,552,847. The loan fee of $180,000 will be added to the principal balance. The interest is payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  The agreement contains customary affirmative and negative covenants including restrictions on incurring debt in the amount in excess of $375,000.

Liquidity and Capital Resources

We had a working capital deficit of $2,990,010 at December 31, 2010 versus $1,174,225 at December 31, 2009. Our working capital deficit increased during the year ended December 31, 2010 primarily to losses incurred in connection with natural gas operations, the payment of dividends on our preferred shares, and the repayments of debt obligations.

Our cash balance at December 31, 2010 $947,863 compared to a cash balance of $2,429,891 at December 31, 2009. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2009	$2,429,891
Sources of cash:
Cash provided by investing activities	1,000,000
Cash provided by financing activities	1,089,568

Total sources of cash including cash on hand	4,519,459

Uses of cash:
Cash used by operating activities	(3,423,674)
Cash used in investing activities:
Oil and natural gas property expenditures	(99,014)
Capital asset expenditures	(48,908)
Total uses of cash	(3,571,596)

Cash balance at December 31, 2010	$947,863

Net cash used in operating activities of $3,423,674  and $4,773,997 for the years ended December 31, 2010 and 2009 respectively are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities through December 31, 2010 principally through issuances of preferred stock, issuances of common shares, promissory notes, common share purchase warrants in private placements and an initial public offering. These financings are summarized as follows:

	Years Ended
	December 31, 2010	December 31, 2009

Proceeds from sale of common shares and warrant exercises, net	$2,273,638	$—
Proceeds from sale of Preferred Series B, net	—	5,448,602
Payment on preferred dividends	(448,070)	(68,583)
Repayments of promissory notes	(700,000)	(1,825,000)
Proceeds from promissory notes	300,000	1,897,000
Payments of liabilities settlement	(300,000)	—
Payment of loan fee	(36,000)	(40,000)
Repayment of related party note	—	(132,000)

Net cash provided by financing activities	$1,089,568	$5,280,019

On September 30, 2010 and early October 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors. The total placement consisted of 3,695,000 units priced at $0.48 per unit. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $1,773,600, and represented the sale of 3,695,000 common shares and 1,847,500 warrants.  On December 30 2010, we completed a sale through a private placement transaction to certain individual accredited investors. The placement consisted of  1,111,199 units priced at $0.45 per unit. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $500,038, and represented the sale of 1,111,199 common shares and 555,596 warrants.

In December 2010, we issued 1-year notes payable at 6% per annum compounded annually in the amount of $300,000 with maturity dates of December 31, 2011. In connection with the notes, the Company granted three-year exercisable warrants to purchase 75,000 shares of Common Shares at $0.50 per share. The fair value of the stock purchase warrants issued in connection with this note of $16,662.

In 2010 we paid $448,070 in dividends on our Preferred Series B shares in addition to $1,036,000 in repayments of promissory notes, the settlement of liabilities and loan fees.

In 2009 we raised $850,000 in convertible notes that were converted into our Series B Preferred Stock on April 30, 2009, an additional $2,181,710 in our Series B Preferred Stock, and issued $1,177,000 in promissory notes.  During October 2009, we issued a promissory note for total gross proceeds of $720,000 (net proceeds of $701,383) and issued an additional 3,401,996 shares of Series B Preferred Stock for total gross proceeds of $2,551,500.

In 2009 we paid $68,583 in dividends on our Preferred Series B shares in addition to $1,997,000 in repayments of notes payable and loan fees.

The net proceeds of our equity and note financings coupled with net cash provided by investing activities of $852,078 and $1,153,090 in 2010 and 2009 resulting primarily from the disposition of our Alaskan Leases for total proceeds of $1,000,000 in 2010 and the sale of idle equipment for total proceeds of $2,500,000 in 2009, were  primarily  used to fund operating activities and invested in oil and natural gas properties and our gas processing plant totaling $99,014, and $1,346,910 for the years ended December 31, 2010 and 2009, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future. See “Outlook for 2011” for a description of our expected capital expenditures for 2011. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds pursuant to promissory notes to finance our activities.

As discussed in the “Outlook for 2011”, we are forecasting capital expenditures of $3.2 million during 2011. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2011, to fund ongoing operations and to follow through with plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and farm-out certain of our projects.  Additionally, as a result of the 2009 & 2010 economic downturn, we may have difficulty raising sufficient funds to meet our projected funding requirements.  See Item 1A.- “Risk Factors — Risks Related to Our Business”.

Since our inception, we have participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and have participated in seismic surveys and the drilling of test wells on our undeveloped properties. Further leasehold acquisitions, drilling and seismic operations are planned for 2011 and future periods. In addition, exploratory and development drilling is scheduled during 2011 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities. However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

•                  farm-out our interest in proposed wells;

•                  sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest;

•                  reduce general and administrative expenses; and/or

•                  forfeit our interest in wells that are proposed to be drilled.

•                  selling certain underutilized equipment  from our gas plant

Outlook for 2011 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $3,207,000 during the year 2011, allocated as follows:

1.                      Madisonville Project, Madison County, Texas — Approximately $3,028,000 may be expended in the Madisonville Field area as follows: $1,433,000 million for capital maintenance and repair on new gas treatment plant; $945,000 toward the fracture stimulation and hook up costs of the Wilson Well; and $650,000 for the Mitchell well workover.

2.                      California— Approximately $179,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund the majority of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving our 2011 cash flow projections. See “Liquidity and Capital Resources.”

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

Income Taxes

As of December 31, 2010, GeoPetro had net operating loss (NOL) carryforwards of approximately $37,234,000 for federal income tax purposes which begin to expire in 2017.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

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

The Company also has approximately $11,872,000 of California net operating losses and approximately $670,000 of Alaska net operating losses which begin to expire in 2010 and 2026, respectively. In accordance with ASC 718, a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $334,000 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

A significant change in our ownership may limit our ability to use these NOL carryforwards. ASC 740, Accounting for Income Taxes (formerly Statement of Financial Accounting Standards No. 109), requires that the tax benefit of such net operating loss be recorded as an asset. At December 31, 2010, we had net deferred tax assets of approximately $14,927,000 related to the NOL and other temporary differences. We have recorded a full valuation allowance of $14,927,000 at December 31, 2010 due to uncertainties surrounding the realizability of the deferred tax asset.

Off Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2010, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place. Similarly, we have no financial derivatives. Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, other gas financial instruments or financial derivatives in 2011.

Impact of Inflation & Changing Prices

As the following table illustrates, average sales prices of natural gas have changed in the past two years. This has led to changes in revenues and earnings from operations:

	For the Year Ended December 31,
	2010	2009 (1)
Average Sales Prices per Mcf	$4.17	$3.19
Net Production Volume Mcf	733,286	1,278,434
Revenues	$3,054,255	$4,077,355
Loss from Operations	$(4,424,596)	$(26,567,746)

(1)Loss from operations includes $20,843,305 impairment expense

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

Stock Based Compensation—The Company has a stock-based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable within five years and expire five to ten years after the grant date. We measure and record stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility.  We record the compensation expense ratably over the requisite service period defined in the award.  The Company recorded $424,502 and $403,963 of stock-based employee compensation for the twelve months ended December 31, 2010 and 2009, respectively.

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

Hedging. We did not enter into any hedging transactions during the years ended December 31, 2009 or 2010.

Item 8. Financial Statements and Supplementary Data

The reports of our independent registered public accounting firm and our consolidated financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented beginning on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based on this evaluation, we have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2010.  This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report. Management’s report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Shareholders, to be filed on or before April 30, 2011, the 2011 proxy statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our 2011 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our 2011 proxy statement.

Item 13. Certain Relationships and Related Transactions,  and Director Independence

The information required by this item is incorporated by reference from our 2011 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from 2011 proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report

1.	Management’s Report on Internal Control Over Financial Reporting	F-2

	Report of Independent Registered Public Accounting Firm—Financial Statements	F-3

	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-5

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-7

	Notes to Consolidated Financial Statements	F-8

2.	All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or related notes.

3.

A list of exhibits filed or furnished with this report on Form 10-K (or-incorporated by reference to exhibits previously filed or furnished by GeoPetro) is provided in the Exhibit Index immediately following the financial statements in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2011.

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	March 31, 2011
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice President of Exploration and	March 31, 2011
David V. Creel	Director

/s/ Paul D. Maniscalco	Interim Chief Financial Officer	March 31, 2011
Paul D. Maniscalco	and Principal Accounting Officer

/s/ Jason B. Selch	Director	March 31, 2011
Jason B. Selch

/s/ Christopher T. Czuppon	Director	March 31, 2011
Christopher T. Czuppon

/s/ Thomas D. Cunningham	Director	March 31, 2011
Thomas D. Cunningham

/s/ David G. Anderson	Director	March 31, 2011
David G. Anderson

/s/ Nick DeMare	Director	March 31, 2011
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

“Fannin Well” means the Angela Farris Fannin No. 1 well located at the Madisonville Field.

“Farm-out” means an agreement whereby a third party agrees to pay for the drilling of a well on one or more of GeoPetro’s properties in order to earn an interest therein with GeoPetro retaining a residual interest in such properties.

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

GEOPETRO RESOURCES COMPANY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and exchange Commission that permit the Company to provide only management’s report in this annual report.

By:	/s/ Stuart J. Doshi	By:	/s/ Paul D. Maniscalco
	Stuart J. Doshi		Paul D. Maniscalco
	President, Chief Executive Officer and Chairman		Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GeoPetro Resources Company

We have audited the consolidated balance sheets of GeoPetro Resources Company and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoPetro Resources Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 31, 2011

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$947,863	$2,429,891
Trade accounts receivable—oil and gas sales	125,593	473,944
Accounts receivable—other	215	8,658
Prepaid expenses	95,542	132,238
Total current assets	1,169,213	3,044,731

Oil and gas properties, at cost (full cost method)
Unproved properties	7,613,007	8,411,773
Proved properties	51,342,268	51,194,852
Gas processing plant	10,285,573	10,285,573
Less—accumulated depletion, depreciation and impairment	(39,637,551)	(38,950,914)
Net oil and gas properties	29,603,297	30,941,284

Furniture, fixtures and equipment, at cost, net of depreciation	56,427	2,071
Other assets	44,600	16,127
Total Assets	$30,873,537	$34,004,213

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$1,235,764	$950,097
Current portion of long term notes payable	1,981,263	1,549,829
Interest payable	187,006	136,233
Dividends payable	113,772	110,462
Production taxes payable	244,929	309,904
Other taxes payable	15,037	11,147
Royalty owners payable	381,452	1,151,284
Total current liabilities	4,159,223	4,218,956

Long Term Notes Payable	5,487,587	5,986,645
Asset Retirement Obligations	71,510	65,009
Other Long Term Liabilities	74,935	—
Total Liabilities	9,793,255	10,270,610

Commitments and Contingencies (Notes 2, 5, and 10)	—	—

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 7,523,000 shares issued and outstanding at December 31, 2010 and 2009. Liquidation preference of $5,642,250	5,448,602	5,448,602
Common stock, no par value; 100,000,000 shares authorized; 39,090,845 and 34,284,646 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	55,671,371	53,397,733
Additional paid-in-capital	3,522,167	3,060,187
Accumulated deficit	(43,561,858)	(38,172,919)
Total shareholders’ equity	21,080,282	23,733,603

Total Liabilities and Shareholders’ Equity	$30,873,537	$34,004,213

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

Revenues
Natural gas sales	$3,054,255	$4,077,355

Costs and Expenses
Plant operating	3,994,120	4,832,548
Lease operating	371,719	606,266
General and administrative	2,417,119	2,767,385
Impairment of oil and gas properties	—	20,843,305
Depreciation and depletion	695,893	1,595,597
Total costs and expenses	7,478,851	30,645,101

Loss from operations	(4,424,596)	(26,567,746)

Other Income (Expense)

Interest expense	(696,857)	(736,596)
Interest income	1,943	6,404
Gain on sale of equipment	—	1,488,687
Gain recognized in connection with settlement of liability	182,751	—
Total other income (expense)	(512,163)	758,495

Loss Before Taxes	(4,936,759)	(25,809,251)

Income tax (expense) benefit	(800)	991

Net Loss	(4,937,559)	(25,808,260)

Preferred stock dividend	(451,380)	(179,045)

Net Loss Available to Common Shareholders	$(5,388,939)	$(25,987,305)

Net Loss Per Common Shares Basic and Diluted	$(0.15)	$(0.76)

Weighted average number of common shares outstanding basic and diluted	35,306,255	34,284,646

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2009	—	$—	34,284,646	$53,397,733	$2,610,596	$(12,185,614)	$43,822,715
Issuance of Series B preferred stock for cash net	7,523,000	5,448,602	—	—	—	—	5,448,602
Share-based compensation	—	—	—	—	403,963	—	403,963
Fair value of warrants issued in connection with notes payable	—	—	—	—	45,628	—	45,628
Net loss	—	—	—	—	—	(25,808,260)	(25,808,260)
Dividends on Series B preferred stock	—	—	—	—	—	(179,045)	(179,045)
Balances, December 31, 2009	7,523,000	5,448,602	34,284,646	53,397,733	3,060,187	(38,172,919)	23,733,603
Issuance of common stock for cash	—	—	4,806,199	2,273,638	—	—	2,273,638
Share-based compensation	—	—	—	—	424,502	—	424,502
Fair value of warrants issued in connection with notes payable	—	—	—	—	37,478	—	37,478
Net Loss	—	—	—	—	—	(4,937,559)	(4,937,559)
Dividends on Series B preferred stock	—	—	—	—	—	(451,380)	(451,380)

Balances, December 31, 2010	7,523,000	$5,448,602	39,090,845	$55,671,371	$3,522,167	$(43,561,858)	$21,080,282

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009

Cash Flows From Operating Activities

Net loss	$(4,937,559)	$(25,808,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	695,893	1,595,598
Share-based compensation expense	424,502	403,963
Non-cash interest expense	120,970	62,649
Impairment of oil and gas properties	—	20,843,305
Gain on sale of equipment	—	(1,488,687)
Gain recognized in connection with settlement of liability	(182,751)	—
Accretion of discount on asset retirement obligations	5,201	4,728
Changes in operating assets and liabilities:
Accounts receivable	348,351	(443,229)
Other assets	16,665	72,013
Current liabilities	24,822	(16,077)
Other	60,232	—
Net cash used in operating activities	(3,423,674)	(4,773,997)

Cash Flows from Investing Activities

Additions to oil and gas properties	(99,014)	(758,006)
Additions to gas processing plant	—	(588,904)
Acquisition of furniture, fixtures, equipment and tenant lease improvement	(48,908)	—
Proceeds from sale of equipment	—	2,500,000
Dispositions of oil and gas properties	1,000,000	—
Net cash provided by investing activities	852,078	1,153,090

Cash Flows from Financing Activities

Proceeds from issuance of common shares, option and warrant exercises, net	2,273,638	—
Proceeds from issuance of Series B preferred stock, net	—	5,448,602
Payments of preferred dividends	(448,070)	(68,583)
Proceeds from promissory notes	300,000	1,897,000
Payments of loan fee	(36,000)	(40,000)
Payment of settlement of liability	(300,000)	—
Repayments of promissory notes	(700,000)	(1,825,000)
Repayments of related party notes	—	(132,000)
Net cash provided by financing activities	1,089,568	5,280,019

Net Increase (Decrease) in Cash and Cash Equivalents:	(1,482,028)	1,659,112

Cash and Cash Equivalents
Beginning of period	2,429,891	770,779
End of period	$947,863	$2,429,891

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$525,115	$462,786

Cash (refund) paid for income taxes	$800	$(991)

Non-Cash Transactions
Issuance of warrants in connection with promissory notes and private placements	$544,245	$45,628

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information subsequent to December 31, 2010 is unaudited)

1.                 ORGANIZATION AND BASIS OF PRESENTATION

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

2.              LIQUIDITY

As of December 31, 2010, GeoPetro recorded had a working capital deficit of $2,990,010 and an accumulated deficit of $43,561,858.  Further, GeoPetro generated net losses of $5,388,939 and $25,987,305 during the years ended December 31, 2010 and 2009 respectively.  GeoPetro’s ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate additional financing.  GeoPetro’s management continues to renegotiate the terms of its existing borrowing arrangements and raise additional capital through debt and equity issuances.

Since its inception, GeoPetro has participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and has participated in seismic surveys and the drilling of test wells on its undeveloped properties.  More recently, we acquired a natural gas treatment plant in East Texas.  Exploratory and development drilling is scheduled during 2011 and future periods on GeoPetro’s undeveloped properties and capital improvements are planned on the natural gas treatment plant.  The planned capital improvements at the natural gas treatment plant and the exploration activities together with others that may be entered into exceed the existing working capital of GeoPetro.  Management will need to raise additional equity and/or debt capital, to finance its continued activities.  Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures and operating expense through the end of 2011, but there can be no assurance that management will be successful in raising sufficient additional equity and/or debt capital.  If additional financing is not available, GeoPetro will be compelled to reduce the scope of its business activities including, but not limited to the following:

•                  Selling certain underutilized equipment from our gas plant;

•                  Selling working interests in its Madisonville operations to other parties;

•                  farming-out its interest in proposed wells;

•                  forfeiting its interest in wells that are proposed to be drilled and/or;

•                  reducing general and administrative expenses;

3.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

U.S. GAAP—The Company’s financial statements have been prepared in accordance with accounting principles generally accepted within the United States of America (“U.S. GAAP”).

Use of Estimates and Significant Estimates—Certain amounts in GeoPetro’s financial statements are based upon significant estimates, including oil and gas reserve quantities which form the basis for the calculation of depreciation, depletion, amortization and impairment of oil and gas properties, the carrying values of unproved properties, asset retirement obligations, accounting for business combinations and share-based payments, and a provision for income taxes. Actual results could materially differ from those estimates.

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

Asset Impairment—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying average oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements.  We adopted the rules effective December 31, 2009.  The new SEC rules require that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices, this resulted in a ceiling test write-down of $19,798,390 associated with the US full cost pool for the year ended December 31, 2009.  There was no impairment of proved oil and gas properties indicated at December 31, 2010.

For the unproved properties, the Company evaluates the possibility of potential impairment on a quarterly basis. During the twelve months ended December 31, 2009 approximately $1,020,270 of unproved property costs related to Canadian exploration projects and $24,644 of unproved property costs related to Indonesia exploration were reclassified to proved property and ceiling test impairment was recorded in the Canadian and Indonesia full cost pool due to dry holes drilled. There was no impairment of unproved oil and gas properties indicated at December 31, 2010.

Joint Ventures—Some exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only GeoPetro’s proportionate interest in such activities.

Revenue Recognition—Revenue is recognized upon delivery of gas production.

Asset Retirement Obligation—In accordance with Accounting for Asset Retirement Obligation, ASC 410-20, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. GeoPetro recorded an asset retirement obligation to reflect GeoPetro’s legal obligations related to future plugging and abandonment of its oil and gas wells. GeoPetro estimated the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate. At least annually, GeoPetro reassesses the obligation to determine whether a change in the estimated obligation is necessary. GeoPetro evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, GeoPetro will accordingly update its assessment.

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

	December 31,
	2010	2009

Asset retirement obligations, beginning of period	$65,009	$59,099
Liabilities incurred	1,300	1,182
Accretion expense	5,201	4,728
Asset retirement obligations, end of period	$71,510	$65,009

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

GeoPetro maintains several cash accounts with higher quality financial institutions in amounts, which occasionally exceed current federal deposit insurance limits. Senior management continuously reviews these institutions for financial stability. The Company has not experienced any losses in connection with amounts in excess of federal deposit limits.

During the years ended December 31, 2010 and 2009, the Company had sales to customers exceeding 10% of total sales as follows:

	2010	2009
Luminant Energy Company, LLC	100%	100%

At December 31, 2010, and 2009, the Company had accounts receivable balances from Luminant Energy Company, LLC of $125,593 or 100% and $ 473,944 or 98% of total accounts receivable respectively.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable, oil and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days.  No interest is charged on past-due balances.  Payments made on all accounts receivable are applied to the earliest unpaid items.  Trade accounts receivable are recorded at net realizable value. If the financial condition of GeoPetro’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. There was no allowance for doubtful accounts needed as of the years ended December 31, 2010 or 2009.

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

Share-Based Payments—The Company has a stock-based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable after five years and expire five to ten years after the grant date. The Company measures and records stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility. The compensation expense was recorded ratably over the requisite service period defined in the award.  The Company recorded $424,502 and $403,963 of stock-based employee compensation for the twelve months ended December 31, 2010 and 2009, respectively. (Note 8)

Net Loss per Common Share—Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	Years Ended December 31,
	2010	2009
Stock options (Note 8)	2,895,000	2,720,000
Warrants (Note 9)	4,032,065	1,561,547
Convertible preferred stock, Series B	7,523,000	7,523,000

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for each of the years in the period ended December 31, 2010 and 2009 because their effects were antidilutive.

Segment Reporting—GeoPetro has oil and gas exploration, development and production operations in the United States, Canada, Australia and Indonesia. All revenues and related costs are associated with operations in the United States. A summary of assets and capital expenditures by geographical segment is included in Note 4.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

Recently Issued Accounting Pronouncements— The Company has evaluated recent accounting pronouncements and their adoption and we have not identified any that would have a material impact on the Company’s financial position, or statements.

4.                 SUMMARY OF OIL AND GAS OPERATIONS

Capitalized costs at year end and costs incurred relating to GeoPetro’s oil and gas properties are summarized as follows:

Capitalized costs as of December 31, 2010 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$46,250,269	$2,388,051	$24,644	$2,679,304	$51,342,268
Unproved properties	4,420,467	1,522,718	1,337,172	332,650	7,613,007
Gas processing plant	10,285,573	—	—	—	10,285,573
Less—accumulated depletion and impairment	(34,545,552)	(2,388,051)	(24,644)	(2,679,304)	(39,637,551)
Net capitalized costs	$26,410,757	$1,522,718	$1,337,172	$332,650	$29,603,297

Costs incurred for the year ended December 31, 2010 are as follows:

Gas processing plant acquisition	$—	$—	$—	$—	$—
Exploration	194,936	—	3,375	2,922	201,233
Development	147,415	—	—	—	147,415
Total costs incurred	$342,351	$—	$3,375	$2,922	$348,648

Capitalized costs as of December 31, 2009 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$46,102,853	$2,388,051	$24,644	$2,679,304	$51,194,852
Unproved properties	5,225,530	1,522,718	1,333,797	329,728	8,411,773
Gas processing plant	10,285,573	—	—	—	10,285,573
Less—accumulated depletion and impairment	(33,858,915)	(2,388,051)	(24,644)	(2,679,304)	(38,950,914)
Net capitalized costs	$27,755,041	$1,522,718	$1,333,797	$329,728	$30,941,284

Costs incurred for the year ended December 31, 2009 are as follows:

Gas processing plant acquisition	$445,341	$—	$—	$—	$445,341
Exploration	528,532	—	45,000	—	573,532
Development	288,236	—	—	—	288,236
Total costs incurred	$1,262,109	$—	$45,000	$—	$1,307,109

During 2009, the Company recorded impairment write-downs associated with the Canadian proved cost pool due to dry holes of $1,020,270. The Company also record impairment write-downs associated with Indonesia project of $24,644 in 2009. There were no impairment write-downs in 2010. In 2009 the Company recorded write-downs resulting from ceiling test limits of $19,798,390.  In 2010 we did not record any write downs in connection with ceiling test limits.

Unproved Oil and Gas Properties—United States—As GeoPetro’s properties are evaluated through exploration, they will be included in the amortization base. Costs of incurred in connection with unproved properties in the United States during the year ended December 31, 2010 consisted primarily of exploration costs in connection with GeoPetro’s California prospect.  Unproved properties in the United States as of December 31, 2010 and 2009 consist primarily of exploration costs related to our Alaska prospect. The prospects and their related costs in unproved properties have been assessed individually and no impairment charges were considered necessary for the United States properties for any of the periods presented. The current status of these prospects is that seismic data is being interpreted on an on-going basis on the subject lands within the prospects. Drilling on the California prospect is expected to commence in 2012 and 2013, and is expected to continue in future periods.  (Note 12)

Sale of Alaskan Leases: On February 26, 2010, we sold our entire working interest in our Alaskan leases to Linc Energy (Alaska) Inc. (“Linc”).  Linc is a wholly-owned subsidiary of Linc Energy Ltd., an Australian-based company publicly traded on the Australian Stock Exchange.  Linc acquired all of the Alaskan Leases for the following consideration:

•                  a cash payment of $1.0 million;

•                  a $4.0 million payment from the first 75% of 8/8ths of the proceeds from any oil or gas production from the underlying leases;

•                  subsequent to our receipt of the $4.0 million payment specified above, we will thereafter receive an over-riding royalty interest of 10% of 8/8ths in and to the Alaskan Leases issued by the State of Alaska and the Alaska Mental Health Trust on conventional oil and gas production and coal bed methane production; and

•                  Linc has agreed to pay all of the costs of maintaining the Alaskan Leases at least through the end of the primary lease terms.

On October 21, 2010 The LEA #1 exploration well was spudded to evaluate a conventional oil and gas prospect identified and developed by us.  On February 10, 2011, the Operator of the Alaska Leases in the Cook Inlet region, reported that their analysis has confirmed that the LEA #1 well penetrated three significant sand formation intervals that appear to be gas charged and that LEA #1 gas samples have confirmed 99% to 100% purity of dry natural gas. The Operator has reported that they are aiming to have a Flow Test Rig on site in late March 2011. Linc Energy has stated that it will now prepare for phase two of its Alaskan natural gas drilling program in the Trading Bay Block leases which are located on the northwest side of the Cook Inlet approximately 70 miles from the site of LEA #1.

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

Unproved Oil and Gas Properties—Indonesia—Unproved costs incurred in Indonesia represent costs in connection with one production sharing contract area and the exploration efforts in Indonesia. The prospect and its related costs in the unproved properties have been assessed individually and no impairment charges were considered necessary for the Indonesian property for any of the periods presented. Currently, seismic data is being interpreted on an on-going basis to identify drilling locations on the subject lands within the prospect. Drilling was commenced on the prospect in early 2007 and is expected to continue in future periods.

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

Breakdown of Unproved Oil and Gas Properties—The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2010, by the period in which the costs were incurred:

	Totals	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	2007 and Prior Years
Unproved property acquisition	$2,150,134	$—	$—	$—	$2,150,134
Exploration	5,462,873	201,234	573,531	2,625,130	2,062,978
Total	$7,613,007	$201,234	$573,531	$2,625,130	$4,213,112

Management expects that planned activities for the year 2011 will enable the evaluation of approximately 25% of the costs as of December 31, 2010. Evaluation of 30% of the remaining costs is expected to occur in 2012 with the remaining 45% in 2013 and beyond.

GAS PROCESSING PLANT

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

5.                 DEBT

Debt at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Current Portion
Promissory notes 12/08 (a)	$200,000	$—
Bridge notes 08/09, 09/09, 10/09 (d)	900,000	1,000,000
Bank of Oklahoma loan (e)	600,000	600,000
Promissory notes 12/10 (f)	300,000	—
Promissory note 09/10 (g)	75,000	—
Less discount on promissory notes	(93,737)	(50,171)
Net current notes payable	1,981,263	1,549,829
Long Term
Promissory notes 12/08 (a)	850,000	1,050,000
Promissory notes 05/09 (b)	365,000	365,000
Promissory notes 06/09 (c)	300,000	300,000
Bank of Oklahoma loan (e)	3,772,847	4,372,847
Promissory note 09/10 (g)	300,000	—
Less discount on promissory notes	(100,260)	(101,202)
Net Long term notes payable	5,487,587	5,986,645
Total	$7,468,850	$7,536,474

(a)          During December 2008, the Company issued four promissory notes totaling $1,050,000 with maturity dates in December 2011. The notes may be repaid at any time without penalty. The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears. The principal amount and accrued and unpaid interest were initially due and payable in December 2011. In connection with the notes, the Company paid loan origination fees totaling $6,000 and granted three-year exercisable warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share. We also issued 150,000 warrants as a finder’s fee. The fair value of the warrants on the dates of issuance of $122,764 and the $6,000 of loan origination fees, were recorded as a debt discount and are being amortized over the life of the promissory note. In February 2011, we extended the maturity on three separate notes totaling $850,000 to December 2012 (Note 11). In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year. The fair value associated with the warrant extension is immaterial. As of December 31, 2010 the unamortized portion of the debt discount was $42,556.

(b)         During May 2009, the Company borrowed $365,000 pursuant to two separate three-year loans. The notes initially had maturity dates in May 2012.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest were initially due and payable on May 2012.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 36,500 Common Shares at $1.00 per share. The fair value of the warrants on the dates of issuance of $12,724, was recorded as a debt discount and is being amortized over the life of the promissory note. In February 2011, we extended the maturity of the notes through May 2013 (Note 11). In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year. The fair value associated with the warrant extension is immaterial. As of December 31, 2010 the unamortized portion of the debt discount was $5,832.

(c)          In June 2009, the Company borrowed $300,000 pursuant to two separate one-year loans. The two notes initially had maturity dates in June 2010.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  The principal amount and accrued and unpaid interest were initially due and payable in June 2010. In connection with the notes, the Company had initially granted three-year exercisable warrants to purchase 30,000 Common Shares at $1.00 per share. The fair value of the warrants on the date of issuance of $7,537, was recorded as a debt discount and is being amortized over the life of the promissory note.  In March 2010, these two notes were extended for an additional one year and the new maturity dates were in June 2011.  In February 2011, (Note 11) two notes were extended for an additional one year and the new maturity dates were in June 2012.  In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year. The fair value associated with the warrant extension is immaterial. As of December 31, 2010 the unamortized portion of the debt discount was $1,884.

(d)         During August through October 2009, the Company borrowed an aggregate of $1,000,000 pursuant to five separate one-year bridge loans.  The notes initially had maturity dates in August 2010 and October 2010.  The notes may be repaid at any time without penalty.  The notes bear at an annual rate of ten percent (10%), with such interest payable at maturity.  In connection with the notes, the Company granted three-year warrants exercisable to purchase 50,000 Common Shares at $1.00 per share. The fair value of the warrants on the dates of issuance, $25,367, was recorded as a debt discount and is being amortized over the life of the bridge note.  During August through October 2010, we fully repaid a promissory note in the amount of $50,000, and we partially repaid a promissory note in the amount of $50,000. We renewed three promissory notes with August 2011 maturity dates in the amount of $100,000, $30,000, and $50,000 and renewed one promissory note in the amount of $720,000 with a maturity date of October 2011.  Prior to the note renewals we repaid all outstanding accrued interest on the notes. The terms of the renewed notes payable remain materially consistent those previously issued. In connection with the issuance of these notes we issued a total of 95,000 warrants to purchase our common stock (Note 9) and recorded $36,000 in renewal fees. The fair value of the warrants on the date of issuance of $25,887, and the $36,000 renewal fees, were recorded as a debt discount and is being amortized over the life of the promissory note.  As of December 31, 2010 the unamortized portion of the debt discount was $44,487.

(e)          Effective December 31, 2008, the Company assumed $7,697,847 of Madisonville Gas Processing LP’s (“MGP”) bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”) via a (i) $1 million cash payment applied directly towards debt principal reduction, and (ii) a refinancing by GeoPetro of the $6,697,847 remaining balance in the form of a 3 year Amended and Restated Term Loan Agreement with the lender, Bank Oklahoma (“BOK”). The terms of the three year loan provide for minimum quarterly principal payments of $150,000 and interest payable quarterly in arrears at prime plus 4% or Libor plus 5.5% at the option of the Company. At December 31, 2009, the interest rate was 5.78% (LIBOR + 5.5%).  Additional principal will be payable upon GeoPetro meeting certain net operating cash flow thresholds during the three year term of the loan.  The loan is secured by a first lien on the Madisonville Midstream Plant and all of the Company’s proved natural gas reserves located at the Madisonville Project.  In addition, GeoPetro has agreed to pay, at the time the loan is repaid in full, a loan origination fee of $60,000 for any annual period during which the loan principal remains outstanding.  There is no prepayment penalty.  The Amended and Restated Term Loan Agreement contains customary affirmative and negative covenants including restrictions on incurring additional debt and requiring that the Company maintain a minimum tangible net worth of at least $35,000,000. In March 2010, BOK waived compliance of certain covenants of the loan, and lowered the minimum tangible net worth requirement from the current $35 million to $18 million, the terms of the waiver relate to all periods subsequent to December 31, 2009. At December 31, 2010, the interest rate was approximately 6% (LIBOR + 5.5%), and we were in compliance with all covenants of the loan. In March 2011, the Company modified its bank loan with Bank of Oklahoma, the Fourth Amendment of the Amended and Restated Term Loan Agreement which extends the loan by an additional year so as to have new maturity date being December 31, 2012.  The terms of the 4th amendment provide for minimum quarterly principal payments of $150,000, minus $150,000 times a fraction, the numerator of which is the sum of all principal payments made by us after March 15, 2011 but prior to such payment date, and the denominator of which is $4,552,847. The loan fee of $180,000 will be added to the principal balance. The interest is payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  The agreement contains customary affirmative and negative covenants including restrictions on incurring debt in the amount in excess of $375,000. (Note 11)

(f)            In December 2010, we issued 1-year notes payable at 6% per annum in the amount of $300,000 with maturity dates of December 31, 2011. The notes are secured by the Swan Hills Project in Canada. In connection with the notes, the Company granted three-year exercisable warrants to purchase 75,000 shares of Common Shares at $0.50 per share. The fair value of the stock purchase warrants issued in connection with this note of $16,662, was recorded as a debt discount and is being amortized over the life of the promissory note.  As of December 31, 2010 the unamortized portion of the debt discount was $16,304.

(g)         In September 2010, we issued a 5-year non-interest bearing note payable in the amount of $375,000 in connection with the execution of a settlement agreement. Payments are due as follows: $25,000 in March 2011, $50,000 in October 2011, and $75,000 each October thereafter until 2015.  An imputed interest rate of 10% per annum has been used to record a discount in connection with this note of $90,116, and is being amortized over the life of the note.  As of December 31, 2010 the unamortized portion of the debt discount was $82,934.

As schedule of Maturities of our Debt Obligations as of December 31, 2010 is as follows;

Maturity Date	2011	2012	2013	2014	2015
May	$—	$365,000	$—	$—	$—
June	300,000	—	—	—	—
August	180,000	—	—	—	—
October	795,000	75,000	75,000	75,000	75,000
December	5,722,847	—	—	—	—
Totals	$6,997,847	$440,000	$75,000	$75,000	$75,000

6.                 INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states.  There are currently no federal or state income tax examinations underway.  Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for tax years before 2006.  The Company does, however, have net operating losses generated in tax years 1997 and after, which remain open for examination.

The Company adopted the provisions of ASC 740 (formerly SFAS 109 and FIN 48), on January 1, 2007. As of December 31, 2007 the Company had no unrecognized tax benefits. There have been no changes during the year with respect to unrecognized tax benefits.  The Company does not foresee the total amounts of unrecognized tax benefits significantly increasing within the next 12 months.  Furthermore, no corresponding interest and penalties have been accrued as the Company is in a net operating loss position.

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

The effective tax rate for the year ended December 31, 2010 is negligible.

The provision for income taxes consists of the following:

	2010	2009
Current
Federal	$—	$—
State	800	2,100
Foreign
Total	800	2,100
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—

Total Income Tax Provision	$800	$2,100

The actual income tax (benefit) expense differs from the expected tax (benefit) expense as computed by applying the U.S. Federal corporate income tax rate of 35% for each period as follows:

	2010	2009
Amount of expected tax (benefit) expense	$(1,728,000)	$(9,096,000)
Non-deductible expenses	8,000	69,000
Alternative minimum tax	—	—
State Taxes	800	2,100
Other
Valuation allowance adjustments	1,720,000	9,027,000
	$800	$2,100

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	2010	2009
Deferred tax assets (liabilities)
Net operating loss carry forwards	$12,785,000	$10,460,000
Oil and gas property basis differences	2,415,000	2,795,000
Credit carryforwards	—	—
Stock compensation	476,000	330,000
Other	(749,000)	(749,000)
Total deferred tax assets	14,927,000	12,836,000
Valuation allowance	(14,927,000)	(12,836,000)
Total net deferred taxes	$—	$—

As of December 31, 2010, GeoPetro had net operating loss (NOL) carryforwards of approximately $37,234,000 for federal income tax purposes which begin to expire in 2017.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

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

The Company also has approximately $11,872,000 of California net operating losses and approximately $670,000 of Alaska net operating losses which begin to expire in 2010 and 2026, respectively. In accordance with ASC 718, a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $334,000 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

7.                 SHAREHOLDERS’ EQUITY

GeoPetro’s articles of incorporation allow for the issuance of 100,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock (“Series A Stock”), 5,000,000 shares of Series AA preferred stock (“Series AA Stock”), and an additional 44,000,000 shares of preferred stock which may be issued from time to time in one or more series, with such rights and preferences as determined by our Board of Directors.

Common Stock—The holders of our common stock are entitled to one vote per share. Subject to preferences on outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors. In the event of a liquidation, the holders of common stock and Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock.

In September and October 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.48 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $1,773,600, and represented the sale of 3,695,000 common shares and 1,847,500 warrants. (Note 9)  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the Warrants which the investors acquired in the transaction. The Company paid no fees or commissions in connection with the sale of the units.

On December 30, 2010, we completed a sale through a private placement transaction to certain institutional and individual accredited investors.  Units were priced at $0.45 per unit and each unit consisted of one share of no par value common stock, and one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price was $500,038 and represented the sale of 1,111,199 common shares and 555,596 warrants to acquire common shares. (Note 9) We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired.

Series B Preferred Stock— As of December 31, 2010, there are 7,523,000 shares of Series B Stock issued and outstanding.  The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion. In 2010 and 2009, we incurred $451,380 and $179,045 in dividends on the Series B Stock, respectively, of which $448,070 and $68,583 had been paid as of December 31, 2010 and 2009, respectively.

Subsequent to December 31, 2010, a holder of 20,000 shares of the Company’s Series B Preferred Stock converted shares on a one-for-one basis into fully paid and non-assessable shares of the Company’s Common Stock. (Note 11)

8.                 COMMON STOCK OPTIONS

Effective as of September 10, 2001, the board of directors approved an incentive stock plan, providing for awards under the terms and provisions of such plan of incentive stock options, stock appreciation rights and restricted stock awards to officers, directors and employees of GeoPetro and its consultants (the “Stock Incentive Plan”). The plan provides, among other provisions, the following:

•                  The maximum number of Common Shares which may be awarded, optioned and sold under the plan is 5,000,000 (subject to adjustment for stock splits, stock dividends and certain other adjustments to GeoPetro’s common stock); and the per share exercise price for Common Shares to be issued pursuant to the exercise of an option shall be no less than the fair market value of GeoPetro’s Common Shares as of the date of grant;

•                  The Stock Incentive Plan provides for the granting to employees incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors who are not employees and consultants. In the case of employees who receive incentive stock options which are first exercisable in a particular calendar year and the aggregate fair market value of which exceeds $100,000, the excess of the $100,000 limitation shall be treated as a nonstatutory stock option under the Stock Incentive Plan;

•                  The Stock Incentive Plan is being administered by the Board of Directors. The Board of Directors determines the terms of the options granted, including the number of Common Shares subject to each option, the exercisability and vesting requirements of each option, and the form of consideration payable upon the exercise of such option (i.e., whether cash or exchange of existing Common Shares in a cashless transaction or a combination thereof); and

•                  The Stock Incentive Plan will continue in effect for 10 years from September 10, 2001 (i.e., the date first adopted by the Board), unless sooner terminated by the board of directors. In 2004, we implemented a new 2004 Stock Option and Appreciation Rights Plan (the “Stock Option Plan”) providing for awards of incentive stock options, non-qualified stock options and stock appreciation rights. The Stock Option Plan replaced the Stock Incentive Plan as to new award grants effective in 2004 or thereafter to our directors, officers, employees and consultants. Outstanding awards issued under the Stock Incentive Plan will continue to be outstanding in accordance with their terms and the terms of the Stock Incentive Plan, but will count toward the limits in the number of shares of common stock available to be issued under the Stock Option Plan, which is 5,000,000. The exercise price of stock options granted under the Stock Option Plan may not be less than 110% of the fair market value of our common stock on the date of grant.

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

On July 19, 2010, we granted a total of 195,000 stock options to five non-management directors at an exercise price of $0.50 per share. These options will vest ratably over five years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan. The grant date fair value of the options was $59,984.

The Company recorded stock compensation expense of $424,502 and $403,963 for the twelve months period ended December 31, 2010 and 2009, respectively.

A summary of the status of GeoPetro’s stock option plan is as follows:

	Options	Exercise Prices	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,740,000	$2.10 to $6.25	$2.87
Granted	60,000	$1.00	1.00
Exercised	—	—	—
Canceled	(80,000)	$4.28	4.28
Outstanding at December 31, 2009	2,720,000	$1.00 to $6.25	2.73
Granted	195,000	$0.50	0.50
Exercised	—	—	—
Expired	(20,000)	$4.25 to $6.25	5.25
Outstanding at December 31, 2010	2,895,000	$0.50 to $3.85	$1.59

We estimated the fair values of each option granted using the Black-Scholes model with the following assumptions for options granted during the years ended December 31:

	2010	2009
Expected dividend yield	—	—
Expected volatility	111.7%	113.0%
Risk-free interest rates	0.95%	2.53%
Expected lives	5 years	5 years
Weighted average fair values per share	$0.31	$0.33

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

The options outstanding as of December 31, 2010 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
935,000	296,000	0.50	3.09
210,000	162,000	1.00	3.26
1,600,000	1,600,000	2.10	2.36
150,000	120,000	3.85	0.29
2,895,000	2,178,000

The total intrinsic value of options outstanding was $nil at December 31, 2010 and 2009, respectively. The intrinsic value for exercisable options was $nil at December 31, 2010 and 2009, respectively.

As of December 31, 2010, there are 2,178,000 options which are exercisable. The remaining 717,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $980,652.

9.                 COMMON STOCK WARRANTS

On December 23, 2010 we issued 75,000 warrants to purchase our common shares at $0.50 in conjunction with the issuance of a new promissory note payable. (Note 5) The warrants expire as of December 23, 2013. The total fair value of the warrants as calculated using the Black - Scholes pricing model was $14,192.

In September and October, 2010, we issued 95,000 warrants to purchase our common shares at $0.50 in connection with the renewal of four of our promissory notes payable (Note 5). The warrants expire as of August 2013 and October 2013, respectively. The total fair value of the warrants as calculated using the Black - Scholes pricing model was $23,286.

During September through December 2010, we issued 2,403,096 warrants to purchase our common shares at $0.75 in connection with two private placements of our common stock (Note 9). The warrants expire on September 30, 2013 and December 30, 2013, respectively.

The fair value of the warrants is calculated using the Black-Scholes pricing model. Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%; volatility of between 72% to 122%; an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.51% to 1.10%; and an expected life of three years.

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

On February 23, 2009 and October 8, 2009, the Company issued warrants to purchase 98,500 shares of common stock to a non-related party expiring February 22, 2012 and October 18, 2012 with a strike price of $1.00 to $1.25 per share. Warrants granted shall vest according the following schedule: 25% immediately; 25% at the three month anniversary of the signing of the agreement; 25% at the six month anniversary of the signing of the agreement; and 25% at the nine month anniversary of the signing of the agreement. The grant-date fair value of the warrants amounted to $55,893 using the Black-Scholes valuation method, which is recognized in general and administrative expense on our consolidated statement of operations ratably over the requisite service period as defined by the vesting schedule above.

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2010:

Expiration	Exercise	Outstanding at	Warrants	Warrants	Warrants	Outstanding at
Date	Price	12/31/2009	Exercised	Granted	(Expired/Canceled)	12/31/2010

01/31/10	$3.50	80,000	—	—	(80,000)	—
08/13/10	$3.85	60,078	—	—	(60,078)	—
09/30/11	$1.00	27,150	—	—	—	27,150
12/15/11	$3.50	114,000	—	—	—	114,000
12/22/11	$1.00	35,000	—	—	—	35,000
12/23/11	$1.00	45,000	—	—	—	45,000
12/25/11	$1.00	40,000	—	—	—	40,000
02/22/12	$1.00	50,000	—	—	—	50,000
01/02/12	$1.00	150,000	—	—	—	150,000
05/17/12	$1.00	36,500	—	—	—	36,500
06/29/12	$1.00	30,000	—	—	—	30,000
08/13/12	$4.50	600,779	—	—	—	600,779
09/30/12	$1.00	14,000	—	—	—	14,000
10/22/12	$1.00	36,000	—	—	—	36,000
11/22/12	$1.25	12,500	—	37,500	—	50,000
08/31/13	$0.50	—	—	23,000	—	23,000
09/29/13	$0.75	—	—	1,847,500	—	1,847,500
10/30/13	$0.50	—	—	72,000	—	72,000
12/23/13	$0.50	—	—	75,000	—	75,000
12/30/13	$0.75	—	—	555,596		555,596
03/31/14	$5.25	100,000	—	—	—	100,000
10/19/14	$1.00	130,540	—	—	—	130,540
		1,561,547	—	2,610,596	(140,078)	4,032,065

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2009:

Expiration	Exercise	Outstanding at	Warrants	Warrants	Warrants	Outstanding at
Date	Price	12/31/2008	Exercised	Granted	(Expired/Canceled)	12/31/2009

01/31/09	$3.50	150,000	—	—	(150,000)	—
02/12/09	$3.50	20,000	—	—	(20,000)	—
02/28/09	$4.51	5,000	—	—	(5,000)	—
01/31/10	$3.50	80,000	—	—	—	80,000
08/13/10	$3.85	60,078	—	—	—	60,078
09/30/11	$1.00	—	—	27,150	—	27,150
12/15/11	$3.50	114,000	—	—	—	114,000
12/22/11	$1.00	35,000	—	—	—	35,000
12/23/11	$1.00	45,000	—	—	—	45,000
12/25/11	$1.00	40,000	—	—	—	40,000
02/22/12	$1.00	—		50,000	—	50,000
01/12/12	$1.00	—		150,000	—	150,000
05/17/12	$1.00	—		36,500	—	36,500
06/29/12	$1.00	—		30,000	—	30,000
08/13/12	$4.50	600,779	—	—	—	600,779
09/30/12	$1.00	—		14,000	—	14,000
10/22/12	$1.00	—		36,000	—	36,000
11/22/12	$1.25	—		12,500	—	12,500
03/31/14	$5.25	100,000	—	—	—	100,000
10/19/14	$1.00	—		130,540	—	130,540

					—
		1,249,857	—	486,690	(175,000)	1,561,547

10. COMMITMENTS AND CONTINGENCIES

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

GeoPetro has executed an employment contract as amended through December 31, 2010 with its Vice President of Exploration, David V. Creel. The contract provides an annual salary of $163,200 and may be terminated by GeoPetro without cause upon the payment to Mr. Creel of cash payments equal to the lesser of three months’ base salary or base salary during the remainder of the employment term, and, in the event of termination without cause, all unvested options issued by GeoPetro to Mr. Creel will vest. Mr. Creel is currently on a month-to-month employment basis.

Office Lease— On February 15, 2010, we entered into a new lease for our principal executive office to be located at 150 California Street, Suite 600, San Francisco, CA 94111.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement as of December 31, 2010 are as follows:

2011	145,635
2012	149,836
2013	154,037
2014	158,238
2015	162,439
2016	166,640
2017	56,013

Total	$992,838

Rent expense for the years ended December 31, 2010 and 2009, was approximately $127,594 and $90,651, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

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

Devon Lawsuit—-On September 11, 2009, the Company’s subsidiary, Redwood Energy Production, L.P. (“Redwood”) filed an Original Petition for Declaratory Judgment against Devon Energy Production Company (“Devon”) regarding certain over-riding royalty interests and related revenue amounts claimed by Devon.  In the context of this lawsuit, Devon has asserted a claim for the past due royalties held by Redwood in a suspense account.  The Company previously accrued all amounts owed pursuant to these over-riding royalty interests as royalty owners payable.  On September 30, 2010, we entered into a settlement agreement with Devon related to over-riding royalty interests and related revenue amounts claimed by Devon. Prior to the settlement we had accrued $767,635 as royalties payable to Devon. In connection with the settlement agreement we issued a 5-year non-interest bearing note in the amount of $375,000, (Note 5) and agreed to pay $300,000 on October 1, 2010. We have recorded a gain on the settlement of $182,751 which has been included in other income on our consolidated statement of operations. Of the gain recognized $90,116 relates to imputed interest which will be recognized as expense over the term of the note.

11.          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which these financial statements were initially filed.

In January 2011, we entered into a sublease agreement whereby a portion of the Company’s principal executive offices have been leased to a third party. The terms of the sublease agreement indicate a seventy-five month term cancelable by either party with ninety days written notice after December 31, 2011.  The Company will recoup approximately 50% of the base rental obligation on its principal executive offices through the sublease agreement.

In February 2011, we extended the maturity on three separate notes totaling $850,000 to December 2012 (Note 5). In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year.

In February 2011, we extended the maturity of the two notes totaling $365,000 through May 2013 (Note 5). In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year.

In February 2011, we extended the maturity of two notes totaling $300,000 through June 2012 (Note 5).  In connection with theextension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year.

In February 2011, Stuart J. Doshi, President and CEO, advanced $125,000 to the Company.  The note bears interest at 8% per annum and is payable on demand.

During February and March 2011, GeoPetro completed a private placement transaction. The total placement consisted of 2,050,328 units priced at $0.45 per unit. Each unit consisted of one share of no par value common stock, and a one-half  common share purchase warrant. Each warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price for the units sold was $922,648, and represented the sale of 2,050,328 common shares and 1,025,164 warrants to purchase our common stock.

In March 2011, the Company modified its bank loan with Bank of Oklahoma, the Fourth Amendment of the Amended and Restated Term Loan Agreement which extends the loan by an additional year so as to have a the new maturity date being December 31, 2012. The terms of the 4th amendment provide for minimum quarterly principal payments of $150,000, minus $150,000 times a fraction, the numerator of which is the sum of all principal payments made by us after March 15, 2011 but prior to such payment date, and the denominator of which is $4,552,847. The loan fee of $180,000 will be added to the principal balance. The interest is payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  The agreement contains customary affirmative and negative covenants including restrictions on incurring debt in the amount in excess of $375,000.

In March 2011, a holder of 20,000 shares of the Company’s Series B Preferred Stock, converted shares on a one-for-one basis into fully paid and non-assessable shares of the Company’s Common Stock.

In March 2011 we formed GeoPetro Pacific LLC, a Delaware Limited Liability Company.

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

The estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions. At December 31, 2010, all of GeoPetro’s reserves are attributable to two producing wells, one shut-in well and two undeveloped locations. Other than the producing wells and one shut-in well, there is no other production history as of or subsequent to that date. Reserve estimates for these wells are subject to substantial upward or downward revisions after production commences and a production history is obtained.   Accordingly, reserve estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

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

Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves

January 1, 2009	20,470
Revisions of previous estimates	(6,280)
Extensions, discoveries, and other additions	5,249
Sale of reserves	—
Production	(807)
December 31, 2009	18,632
Revisions of previous estimates	409
Extensions, discoveries, and other additions	—
Sale of reserves	—
Production	(733)
December 31, 2010	18,308

	2010	2009
	(MMcf)	(MMcf)
Proved developed	2,423	3,651
Proved developed non-producing	7,049	6,610
Proved undeveloped	8,836	8,371

Total	18,308	18,632

Proved reserves presented herein are located entirely within in the United States

The following is a discussion of the material changes in our proved reserve quantities for the years ended December 31, 2010 and 2009.

Year Ended December 31, 2010

The upward revision of previous estimates of natural gas reserves during 2010 of 409 MMcf is attributable to increases in gas prices as calculated under the new SEC pricing methodology. Natural gas prices utilizing the new SEC price methodology increased approximately 30% from December 31, 2009 ($3.11 per mcf) to December 31, 2010 ($4.03 per mcf).

Year Ended December 31, 2009

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

The reserve increases resulting from extensions, discoveries and other additions resulted for two reasons.  The first reason is that one probable location from the year end 2008 was reclassified to a proved undeveloped location in the year end 2009.  This change was based on the overall proved volumetrics for the field (which did not change year over year), and a decline in the volumes assigned for existing proved developed locations because of reservoir geometry.  The second reason is that the planned hydraulic fracture treatment for the existing Wilson #1 well, in conjunction with the necessary plant upgrade to handle the increased volume of gas,  resulted in the Wilson#1 well reserves being reclassified into the proved undeveloped category because of the relatively large expense required to achieve the predicted production rates from this well.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows for the 2010 and 2009 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month to estimated annual future net production from proved gas reserves. For both 2010 and 2009, future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

	Year Ended December 31,
	2010	2009
	(in thousands)
Future cash inflows	$65,988	$50,652
Future production costs	(19,353)	(17,157)
Future development costs	(7,849)	(7,849)
Future income taxes	—	—
Future net cash flows	38,786	25,646
10% annual discount	(9,684)	(6,005)
Standardized measure of discounted future net cash flows	$29,102	$19,641

The PV-10 values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

Changes in the Standardized Measure of Discounted Futures Net Cash Flows From Proved Petroleum and Natural Gas Reserve Quantities.

	Years Ended December 31,
	2010	2009

Balance, beginning of period	19,641	47,315
Sales of oil and gas, net	(1,312)	1,373
Net change in prices and production costs	9,240	(32,319)
Net change in future development costs	—	(2,497)
Extensions and discoveries	—	7,229
Revisions of previous quantity estimates	625	(8,648)
Net change in income taxes	—	6,109
Accretion of discount	1,515	3,548
Other	(607)	(2,469)
Balance, end of period	$29,102	$19,641

EXHIBIT INDEX

Exhibit Number	Description
3.1 (2)	Amended and Restated Articles of Incorporation of GeoPetro Resources Company
3.2 (4)	Second Amended and Restated Bylaws of the GeoPetro Resources Company
4.1 (2)	Form of Warrant issued by GeoPetro Resources Company to various investors on various dates.
4.2 (3)	Specimen Common Stock Certificate
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

4.5 (6)	Placement Agent Warrant dated August 13, 2007
4.6 (7)	Form of Common Stock Purchase Warrant dated as of various dates, issued to purchasers of promissory notes
4.7(15)	Unit Subscription Agreement and Common Stock Purchase Warrant, Dated September 30, 2010.
4.8(16)	Unit Subscription Agreement and Common Stock Purchase Warrant, Dated December 30, 2010.
10.1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000
10.2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997
10.4 (2)	Exploration Permit#408, Dated July 2, 1997
10.5 (2)	Madisonville Field Development Agreement dated August 1, 2005
10.6 (2)	Alaska Cook Inlet Option dated April 20, 2005
10.7 (2)†	The 2001 Stock Incentive Plan
10.8 (2)†	The 2004 Stock Option and Appreciation Rights Plan
10.9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006
10.10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005, April, 26, 2010
10.13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.
10.19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006
10.20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007
10.22 (6)	Promissory Note to Stuart Doshi dated February 12, 2007
10.23 (11)†	Seventh Amendment to Employment Agreement of Stuart Doshi, dated December 29, 2008
10.24 (11)†	Eighth Amendment to Employee Agreement of Stuart Doshi, dated December 31, 2008
10.25 (11)†	Fourth Amendment to Employment Agreement of David Creel, dated December 29, 2008
10.26 (11)†	Fifth Amendment to Employee Agreement of David Creel, dated December 31, 2008
10.29 (8)	Purchase and Sale Agreement dated December 31, 2008
10.30 (9)	Amended and Restated Term Loan Agreement Fourth Amendment dated December 31, 2008 with Bank of Oklahoma
10.31 (11)	Security Agreement dated December 31, 2008
10.32 (11)	Form of Promissory Note issued by GeoPetro Resources Company to various investors dated various dates from December 23, 2008 to December 26, 2008
10.24 (12)†	Employment Agreement with J. Chris Steinhauser dated April 27, 2009
10.25 (13)†	Sixth Amendment to David Creel Employment Agreement dated April 28, 2009
10.26 (14)	Related Party Promissory Note Dated June 18, 2009
21.1 (11)	List of subsidiaries of GeoPetro Resources
23.1 (1)	Consent of MHA Petroleum Consultants
23.2 (1)	Consent of Hein & Associates LLP
31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.
99.1 (1)	Report of MHA Petroleum Consultants

(1)	Filed herewith.

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

(7)	Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 7, 2009, and incorporated herein by reference.

(8)	Filed as Exhibit 10.24 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009, and incorporated herein by reference.

(9)	Filed as Exhibit 10.25 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007, and incorporated herein by reference.

(11)	Filed as Exhibit 23.1 to the Company’s Report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2009, and incorporated herein by reference.

(12)	Filed as Exhibit 10.24 to the Form 10-Q, as filed with the Securities and Exchange Commission on May 11, 2009, and incorporated herein by reference.

(13)	Filed as Exhibit 10.25 to the Form 10-Q, as filed with the Securities and Exchange Commission on May 11, 2009, and incorporated herein by reference.

(14)	Filed as Exhibit 10.26 to the Form 10-Q, as filed with the Securities and Exchange Commission on August 10, 2009, and incorporated herein by reference.

(15)	Filed as Exhibits 4.1 and 4.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2010.

(16)	Filed as Exhibits 4.1 and 4.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 4, 2011.

†	Indicates a management or compensatory plan or arrangement.