Form 10-Q
period 2011-03-31
GEOPETRO RESOURCES CO
filed 2011-05-16
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 42,173,100 shares of no par value common stock outstanding on May 10, 2011

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$309,615	$947,863
Trade accounts receivable—oil and gas sales	110,725	125,593
Accounts receivable—other	5,484	215
Prepaid expenses	68,640	95,542
Total current assets	494,464	1,169,213

Oil and gas properties, at cost (full cost method)
Unproved properties	7,707,895	7,613,007
Proved properties	51,381,910	51,342,268
Gas processing plant, at cost	10,285,573	10,285,573
Less—accumulated depletion, depreciation, and impairment	(39,761,835)	(39,637,551)
Net oil and gas properties	29,613,543	29,603,297

Furniture, fixtures and equipment, at cost, net of depreciation	52,768	56,427
Other assets	44,600	44,600
Total Assets	$30,205,375	$30,873,537

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$992,265	$1,235,764
Current portion of notes payable	1,970,450	1,981,263
Note payable related party	125,000	—
Interest payable	66,274	187,006
Dividends payable	225,003	113,772
Production taxes payable	61,582	244,929
Other taxes payable	6,861	15,037
Royalty owners payable	401,749	381,452
Total current liabilities	3,849,184	4,159,223

Long Term Notes Payable	5,534,605	5,487,587
Asset Retirement Obligations	73,234	71,510
Other Long Term Liabilities	80,384	74,935
Total Liabilities	9,537,407	9,793,255

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 7,503,000 and 7,523,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively. Liquidation preference of $5,627,250 and $5,642,250 at March 31, 2011 and December 31, 2010, respectively.	5,433,602	5,448,602
Common stock, no par value; 100,000,000 shares authorized; 41,161,173 and 39,090,845 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	56,609,019	55,671,371
Additional paid-in capital	3,637,574	3,522,167
Accumulated deficit	(45,012,227)	(43,561,858)
Total shareholders’ equity	20,667,968	21,080,282

Total Liabilities and Shareholders’ Equity	$30,205,375	$30,873,537

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010

Revenues
Natural gas sales	$401,349	$1,195,573

Costs and expenses
Plant operating	717,055	1,140,114
Lease operating	72,623	124,305
General and administrative	610,362	734,180
Depreciation and depletion	127,943	208,693
Total costs and expenses	1,527,983	2,207,292

Loss from operations	(1,126,634)	(1,011,719)

Other Income and (Expense)

Interest expense	(224,577)	(174,019)
Interest income	131	869
Other income	11,941	—
Total other income (expense)	(212,505)	(173,150)

Net Loss	(1,339,139)	(1,184,869)

Preferred stock dividend	(111,230)	(111,299)

Net Loss Applicable to Common Shareholders	$(1,450,369)	$(1,296,168)

Net Loss Per Common Share Basic and Diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding basic and diluted	39,750,530	34,284,646

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Cash Flows From Operating Activities

Net loss	$(1,339,139)	$(1,184,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	127,943	208,693
Share-based compensation expense	107,619	102,289
Non-cash interest expense	38,992	29,073
Accretion of discount on asset retirement obligations	424	1,254
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	14,868	185,835
Other assets	21,634	(63,910)
Current liabilities	(404,878)	(185,527)
Other long term liabilities	6,000	—
Net cash used in operating activities	(1,426,537)	(907,162)

Cash Flows from Investing Activities

Additions to oil and gas properties	(84,359)	(55,395)
Acquisition of furniture, fixtures, equipment	—	(12,743)
Net cash used in investing activities	(84,359)	(68,138)

Cash Flows from Financing Activities

Proceeds from sale of common shares	922,648	—
Proceeds from related party note	125,000	—
Repayments of notes payable	(175,000)	(150,000)
Payments of preferred stock dividend	—	(110,462)
Net cash (used in) provided by financing activities	872,648	(260,462)

Net Decrease in Cash and Cash Equivalents	(638,248)	(1,235,762)

Cash and Cash Equivalents
Beginning of period	947,863	2,429,891
End of period	$309,615	$1,194,129

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$306,317	$86,554

Issuance of warrants in connection with promissory notes and private placements	$215,730	$—

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2011	7,523,000	$5,448,602	39,090,845	$55,671,371	$3,522,167	$(43,561,858)	$21,080,282
Issuance of common stock for cash	—	—	2,050,328	922,648	—	—	922,648
Preferred stock conversion	(20,000)	(15,000)	20,000	15,000	—	—	—
Share-based compensation expense	—	—	—	—	107,619	—	107,619
Fair value of warrants issued with notes extension	—	—	—	—	7,788	—	7,788
Net loss	—	—	—	—	—	(1,339,139)	(1,339,139)
Dividends on Series B Preferred Stock	—	—	—	—	—	(111,230)	(111,230)
Balances, March 31, 2011	7,503,000	$5,433,602	41,161,173	$56,609,019	$3,637,574	$(45,012,227)	$20,667,968

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of GeoPetro Resources Company (“we,” “us,” “our,” “GeoPetro” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

2.              LIQUIDITY

As of March 31, 2011, we had a working capital deficit of $3,354,720, and for the three months ended March 31, 2011, our cash used in operating activities amounted to $1,426,537.  We estimate that our minimum investment needs during the remainder of fiscal year 2011 will amount to $3,207,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Our results of operations resulted in an accumulated deficit of $45,012,227 from inception through the three months ended March 31, 2011.  Further, we have maturing debt obligations, debt service, lease obligations and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of fiscal year 2011 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of fiscal 2011 and future periods on our undeveloped properties.  We will need additional financing to continue development. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

3.              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended December 31, 2010.

4.              LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	March 31, 2011	March 31, 2010
Stock options	2,895,000	2,710,000
Warrants	5,057,229	1,519,047
Convertible Preferred Stock, Series B	7,503,000	7,523,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three months ended March 31, 2011 and March 31, 2010 respectively because their effects were considered antidilutive.

5.              OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2010.

On April 1, 2011, we entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC whereby we agreed to sell certain idle and non-income producing equipment at the Madisonville Treatment Plant for $8.75 million.  This transaction is subject to Peregrine securing certain regulatory approvals.  We expect that the transaction will close during or shortly after our second fiscal quarter. Of the net proceeds received from this transaction, 40% will be repaid to the Bank of Oklahoma (“BOK”), to pay down our outstanding note payable to them. In connection with this agreement we received a non-refundable deposit of $150,000 which will be credited toward the purchase price at the time of closing. (Note 11)

On May 2, 2011 Linc Energy, the operator of our Alaska leases in the Cook Inlet region reported that drilling and testing on the LEA #1 well located in the Point MacKenzie Block of the Cook Inlet Basin had been completed. Three sandstone targets were tested separately. Despite the fact that gas shows were encountered while drilling, the sandstone targets were too tight to produce commercial quantities of gas. Although the LEA#1 has not proved to be commercial, the operator intends to use information acquired during the test to continue exploration in the Cook Inlet Basin. (Note 11)

6.              DEBT

As of March 31, 2011 and December 31, 2010 debt consisted of the following:

	March 31, 2011	December 31, 2010
Long Term Portion
Promissory notes (c)	$1,815,000	$1,815,000
Bank of Oklahoma loan (a)	3,802,847	3,772,847
Less discount on promissory notes	(83,242)	(100,260)
Net long term notes payable	5,534,605	5,487,587
Current Portion
Promissory notes (c)	1,450,000	1,475,000
Related party note (b)	125,000	—
Bank of Oklahoma loan (a)	600,000	600,000
Less discount on promissory notes	(79,550)	(93,737)
Net current portion notes payable	2,095,450	1,981,263
Total	$7,630,055	$7,468,850

(a)          In March 2011, the Company modified its bank loan with BOK, the Fourth Amendment of the Amended and Restated Term Loan Agreement which extends the loan by an additional year so as to have the new maturity date being December 31, 2012. The terms of the 4th amendment provide for minimum quarterly principal payments of $150,000, minus $150,000 times a fraction, the numerator of which is the sum of all principal payments made by us after March 15, 2011 but prior to such payment date, and the denominator of which is $4,552,847. Loan fees payable to BOK in the amount of $180,000 as of the date of the amendment were added to the outstanding principal balance. The interest is payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  The amendment agreement contains customary affirmative and negative covenants including restrictions on incurring debt in the amount in excess of $375,000. As of March 31, 2011 we were in compliance with this covenant and all other covenants related to this loan.

(b)         In February 2011, Stuart J. Doshi, President and CEO, advanced $125,000 to the Company.  The note bears interest at 8% per annum and is payable on demand. We have included this amount in the current portion of notes payable on our unaudited consolidated balance sheet. Interest expense accrued on this note as of March 31, 2011 amounted to $932.

(c)          In February 2011, we extended seven notes totaling $1,515,000 for one additional year. In connection with these extensions, the Company extended warrants to purchase our common stock associated with the notes for an additional year. The fair value associated with the warrant extension was $7,788.

7.              INCOME TAXES

The effective income tax rates for the three month period ending March 31, 2011 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

8.     STOCKHOLDERS’ EQUITY

On March 31, 2011, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.45 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 for a period of three years. The total aggregate purchase price for the units sold was $922,648, and represented the sale of 2,050,328 common shares and 1,025,164 warrants (Note 10).  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction.

Through May 2011, we raised $556,560 through a private placement transaction of common stock units to certain institutional and individual accredited investors. Units were priced at $0.55, each unit consisting of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $1.00 for a period of three years. Total sales represent 1,011,928 shares of common stock and 505,965 warrants (Notes 10 & 11).  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction.

9.              COMMON STOCK OPTIONS

There were no material changes to common stock options from those disclosed in the audited annual consolidated financials statements for the year ended December 31, 2010.

10.       COMMON STOCK WARRANTS

On February 24, 2011 we extended a total of 151,500 warrants for additional year in conjunction with the renewal of seven of our promissory notes payable (Note 6). The warrants expire in December 2012, May 2013, and June 2013, respectively.  The total fair value of the warrants as calculated using the Black - Scholes pricing model was $7,788.

On March 1, 2011, we issued 1,025,164 warrants to purchase our common shares at $0.75 in conjunction with a private placement of our common stock (Note 8). The warrants expire on March 1, 2014.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $207,943.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 77.65%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 1.15% and an expected life of three years.

As of March 31, 2011 we have reserved 5,057,229 shares of common stock for the exercise of our stock purchase warrants.

Through May 2011 we raised $556,560 through a private placement of common stock units, in connection with this placement we plan to issue 505,965 warrants to purchase our common shares at $1.00 for a period of three years. (Notes 8 & 11)

11.       SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financials statements or disclosure in the notes to the consolidated financial statements, except as disclosed below:

Through May 2011, we raised $556,560 through a private placement transaction of common stock units to certain institutional and individual accredited investors. Units were priced at $0.55, each unit consisting of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $1.00 for a period of three years. Total sales represent 1,011,928 shares of common stock and 505,965 warrants (Notes 10 & 11).  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction.

On April 1, 2011, we entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC whereby we agreed to sell certain idle and non-income producing equipment at the Madisonville Treatment Plant for $8.75 million.  This transaction is subject to Peregrine securing certain regulatory approvals.  We expect that the transaction will close during or shortly after our second fiscal quarter. In connection with this agreement we received a non-refundable deposit of $150,000 which will be credited toward the purchase price at the time of closing.

On May 2, 2011 Linc Energy, the operator of our Alaska leases in the Cook Inlet region reported that drilling and testing on the LEA #1 well located in the Point MacKenzie Block of the Cook Inlet Basin had been completed. Three sandstone targets were tested separately. Despite the fact that gas shows were encountered while drilling, the sandstone targets were too tight to produce commercial quantities of gas. Although the LEA#1 has not proved to be commercial, the operator intends to use information acquired during the test to continue exploration in the Cook Inlet Basin.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for all of our revenues for 2011. We expect the majority of our capital expenditures for the remainder of 2011 will be for the Madisonville Project and gas processing plant.

Results of Operations

The financial information with respect to the three months ended March 31, 2011 and 2010 as discussed below is unaudited. In the opinion of management, such information contains all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$401,349	$1,195,573
Plant operating	717,055	1,140,114
Lease operating	72,623	124,305
General and administrative	610,362	734,180
Depreciation and depletion	127,943	208,693
Loss from operations	(1,126,634)	(1,011,719)
Net loss	(1,339,139)	(1,184,869)
Net loss applicable to common shareholders	$(1,450,369)	$(1,296,168)

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

While there can be no assurance, our goal is to make the necessary upgrades to the plant and increase the production rates from our wells which may result in higher net production and increased revenue during the remainder of 2011 as compared to 2010 and prior periods. To accomplish the plant upgrades, we will need to raise additional capital. Due to the unsettled state of the capital markets, funds may not be available, or may not be available on favorable terms.

During the three months ended March 31, 2011, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices. Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during fiscal 2011. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies by consolidating the upstream and midstream portions of Madisonville under common ownership. Despite the challenges of the current environment, we accomplished the necessary goal of vertically integrating our position in the Madisonville field.  We continue to explore other longer term cost saving and efficiency measures in the plant.

Industry Overview for the three months ended March 31, 2011

Natural gas prices have been volatile due to concerns surrounding the current global financial crisis and a resultant decline in demand for natural gas. Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage.

Company Overview for the three months ended March 31, 2011

Our net loss applicable to common shareholders for the three months ended March 31, 2011 was $1,450,369. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through March 31, 2011 of $45,012,227.  All of our natural gas sales for three months ended March 31, 2011 were derived from our Madisonville Project, from two producing wells, the UMC Ruby Magness #1 well (the “Magness Well”) and the Angela Farris Fannin #1 well (the “Fannin Well”).

Comparison of Results of Operations for the three months ended March 31, 2011 and 2010

During the three months ended March 31, 2011, we had gross natural gas revenues of $401,349. During this period the sales of gas from our wells amounted to 106,946 Mcf and our average natural gas price realized was $3.75 per Mcf. During the three months ended March 31, 2010 we had gross natural gas revenues of $1,195,573. Our natural gas sales for the three months ended March 31, 2010 were 242,348 Mcf and our average natural gas price realized was $4.93 per Mcf. Revenues decreased during the three months ended March 31, 2011 as compared to the prior year period due to a 56% decrease in production volumes related to normal decline curves as well as treatment plant downtime, and a 24% decrease in natural gas prices.

During the three months ended March 31, 2011, we incurred plant operating expenses of $717,055. During the three months ended March 31, 2010, the plant operating expense was $1,140,114.  The decrease in plant operating expense of $423,059 or 37% was primarily attributable to cost cutting measures at our facility.  We anticipate our future plant operating expenses will remain fairly consistent with amounts recorded in the current three month period.

During the three months ended March 31, 2011, we incurred lease operating expenses of $72,623. Our net average lifting cost for the 2011     period was $0.68 per Mcf. During the three months ended March 31, 2010, we incurred lease operating expenses of $124,305. Our net average lifting cost for the 2010 period was $0.51 per Mcf. The average lifting cost per Mcf in 2011 was higher due to lower production volumes while most of the lease operating expenses such as salaries, insurance, and ad valorem property taxes were fixed costs.

General and administrative (“G&A”) expenses for the three months ended March 31, 2011 were $610,362 compared to $734,180 for the three months ended March 31, 2010. This represents a $123,818 or 17% decrease over the prior period. The lower G&A expense incurred in 2011 was attributable primarily to reduced salary expense.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended March 31, 2011 was $127,943 as compared to $208,693 in the corresponding 2010 period. These amounts primarily represent amortization of the oil and gas properties. The 39% decrease was attributable primarily lower production volumes.

Loss from operations totaled $1,126,634 for the three months ended March 31, 2011 as compared to $1,011,719 for the three months ended March 31, 2010. The increase in the loss from operations was primarily attributable to lower gas income partially offset by lower operating and administrative expenses, and reduced depreciation and depletion expenses recorded in the corresponding prior period.

During the three months ended March 31, 2011 and 2010, we incurred interest expense of $224,577 and $174,019, respectively. The higher interest expense in the 2011 period was due to $60,000 Bank of Oklahoma loan fee record in the first quarter of 2011.

Recent Developments

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

During February and March 2011, we completed a private placement transaction.  The total placement consisted of 2,050,328 units priced at $0.45 per unit. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 for a period of three years. The total aggregate purchase price for the units sold was $922,648, and represented the sale of 2,050,328 common shares and 1,025,164 warrants.

In March 2011, the Company modified its bank loan with Bank of Oklahoma, the Fourth Amendment of the Amended and Restated Term Loan Agreement which extends the loan by an additional year so as to have a new maturity date of December 31, 2012. The terms of the 4th amendment provide for minimum quarterly principal payments of $150,000, minus $150,000 times a fraction, the numerator of which is the sum of all principal payments made by us after March 15, 2011 but prior to such payment date, and the denominator of which is $4,552,847. The loan fee of $180,000 will be added to the principal balance. The interest is payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  The agreement contains customary affirmative and negative covenants including restrictions on incurring debt in the amount in excess of $375,000.

On April 1, 2011, we entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC whereby we agreed to sell certain idle and non-income producing equipment at the Madisonville Treatment Plant for $8.75 million.  This transaction is subject to Peregrine securing certain regulatory approvals.  We expect that the transaction will close during or shortly after our second fiscal quarter. In connection with this agreement we received a non-refundable deposit of $150,000 which will be credited toward the purchase price at the time of closing. (Note 11)

Through May 2011, we raised $556,560 through a private placement transaction of common stock units to certain institutional and individual accredited investors. Units were priced at $0.55, each unit consisting of one share of no par value common stock, and a one half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $1.00 for a period of three years. Total sales represent 1,011,928 shares of common stock and 505,965 warrants.

On May 2, 2011 Linc Energy, the operator of our Alaska leases in the Cook Inlet region reported that drilling and testing on the LEA #1 well located in the Point MacKenzie Block of the Cook Inlet Basin had been completed. Three sandstone targets were tested separately. Despite the fact that gas shows were encountered while drilling, the sandstone targets were too tight to produce commercial quantities of gas. Although the LEA#1 has not proved to be commercial, the operator intends to use information acquired while drilling the well to continue exploration in the Cook Inlet Basin.

Liquidity and Capital Resources

We had a working capital deficit of $3,354,720 at March 31, 2011 versus $2,990,010 at December 31, 2010. Our working capital deficit increased during three months ended March 31, 2011 due primarily to losses incurred in connection with natural gas operations and the repayments of debt obligations.

Our cash balance at March 31, 2011 was $309,615 compared to a cash balance of $947,863 at December 31, 2010. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2010	$947,863
Sources of cash:
Cash provided by financing activities	872,648
Total sources of cash including cash on hand	1,820,511
Uses of cash:
Cash used in operating activities	(1,426,537)
Cash used in investing activities	(84,359)
Total uses of cash	(1,510,896)

Cash balance at March 31, 2011	$309,615

Net cash used in operating activities of $1,426,537 and $907,162 for the three months ended March 31, 2011 and 2010 respectively are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements and an initial public offering. These financings are summarized as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Proceeds from sale of common shares	$922,648	$—
Proceeds from related party note	125,000	—
Repayment of notes payable	(175,000)	(150,000)
Payment of preferred stock dividend	—	(110,462)

Net cash provided by (used in) financing activities	$872,648	$(260,462)

The net proceeds of our equity financings have been primarily used to satisfy working capital requirement and invest in oil and natural gas properties and the gas treatment plant totaling $84,359 and $55,395 for the three months ended March 31, 2011 and 2010, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. We have entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC whereby we would sell certain idle and non-income producing equipment at the Madisonville Treatment Plant for $8.75 million.  See “Outlook for 2011 Capital” for a description of our expected capital expenditures for the year of 2011. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

As of March 31, 2011, we have a working capital deficit of $3,354,720, and for the three months ended March 31, 2011, our cash used in operating activities amounted to $1,426,537.  Further, we estimate our minimum investment needs during the year of 2011 to be $3,207,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Due to the current natural gas commodity price environment and less volume of gas produced, our results of natural gas operations amounted to a loss of $1,126,634 for the three months ended March 31, 2011.  Further, we have maturing debt obligations, debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2011 and future periods.  Exploratory and developmental drilling is scheduled during 2011 and future periods on our undeveloped properties.   We are attempting to raise additional cash through the sale or farmout of certain of our unproved properties.   We also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors.

As discussed in the “Outlook for 2011 Capital”, we are forecasting capital expenditures of $3.2 million during the remainder of 2011. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.  Additionally, as a result of the current economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements.

We will continue to analyze the potential effects of the global economic downturn on our business and prospects and our ability to generate additional financing.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to our contractual obligations since December 31, 2010 except items described in “Recent Developments”.

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2011, our off-balance sheet arrangements and transactions include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place.  Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, or other gas financial instruments in 2011.

Outlook for 2011 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $3,207,000 during the remainder of fiscal 2011, allocated as follows:

1.               Madisonville Project, Madison County, Texas — Approximately $3,028,000 may be expended in the Madisonville Field area as follows: $1,433,000 for capital maintenance and repair on the gas treatment plant; $945,000 toward the fracture stimulation and hook up costs of the Wilson Well; and $650,000 for the Mitchell well workover.

2.               California — Approximately $179,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2011 cash flow projections.  See “Liquidity and Capital Resources.”

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

Changing prices have had a significant impact on costs of drilling and completing wells, particularly in the Madisonville Field area where we are currently the most active. The estimated cost of drilling and completing a Rodessa formation well at approximately 12,300 feet of depth has increased from $3.0 million in 2001 to $4.2 million in 2011 due to higher costs associated with tubular goods, well equipment, and day rates for drilling contracts, among other factors. These higher costs have impacted and will continue to impact our income from operations in the form of higher depletion expense.

Critical Accounting Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that face participants in the U.S., Canadian and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the principal risks faced by us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  Based on this evaluation, we have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, referred to as our 2010 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2010 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

Item 2.   Unregistered Sales of Securities and Use of Proceeds.

Unregistered Sales of Securities

In February and March 2011, we completed a sale through a private placement transaction to certain institutional and individual accredited investors.  Units were priced at $0.45 per unit and each unit consisted of one share of no par value common stock, and one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 per share for a period of three years. The total aggregate purchase price was $922,648 and represented the sale of 2,050,328 common shares and 1,025,164 warrants to acquire common shares. In connection with the sale, we granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired. The Company paid no fees or commissions in connection with the sale of the units.

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

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investors each qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

Use of Proceeds

Proceeds realized will be spent in the following order of priority:

Proceeds from this offering will be used by the Company

(1)                           Debt Service

(1)                           General Working Capital

(1)                           Madisonville Project, Madison County

(1)                           California Project

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

(1)          Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2011.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim Chief Financial Officer, Principal Accounting Officer