Form 10-Q
period 2011-06-30
GEOPETRO RESOURCES CO
filed 2011-08-15
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 42,173,101 shares of no par value common stock outstanding on August 15, 2011

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$733,590	$947,863
Trade accounts receivable—oil and gas sales	—	125,593
Accounts receivable—other	5,460	215
Prepaid expenses	130,420	95,542
Total current assets	869,470	1,169,213

Oil and gas properties, at cost (full cost method)
Unproved properties	7,707,895	7,613,007
Proved properties	51,388,968	51,342,268
Gas processing plant, at cost	10,428,078	10,285,573
Less—accumulated depletion, depreciation, and impairment	(39,852,080)	(39,637,551)
Net oil and gas properties	29,672,861	29,603,297

Furniture, fixtures and equipment, at cost, net of depreciation	49,155	56,427
Other assets	44,600	44,600
Total Assets	$30,636,086	$30,873,537

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$987,971	$1,235,764
Current portion of notes payable	2,431,183	1,981,263
Note payable related party	125,000	—
Interest payable	69,923	187,006
Dividends payable	337,239	113,772
Production taxes payable	122,865	244,929
Other taxes payable	2,683	15,037
Royalty owners payable	386,908	381,452
Deposit on sale of equipment	325,000	—
Total current liabilities	4,788,772	4,159,223

Long Term Notes Payable	5,713,697	5,487,587
Asset Retirement Obligations	75,000	71,510
Other Long Term Liabilities	79,484	74,935
Total Liabilities	10,656,953	9,793,255

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 7,503,000 and 7,523,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively. Liquidation preference of $5,627,250 and $5,642,250 at June 30, 2011 and December 31, 2010, respectively.	5,433,602	5,448,602
Common stock, no par value; 100,000,000 shares authorized; 42,173,101 and 39,090,845 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	57,165,579	55,671,371
Additional paid-in capital	3,731,454	3,522,167
Accumulated deficit	(46,351,502)	(43,561,858)
Total shareholders’ equity	19,979,133	21,080,282

Total Liabilities and Shareholders’ Equity	$30,636,086	$30,873,537

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2011	2010

Revenues
Natural gas sales	$206,590	$810,796

Costs and expenses
Plant operating	604,781	1,046,835
Lease operating	65,842	70,278
General and administrative	523,600	502,842
Depreciation and depletion	93,857	187,789
Total costs and expenses	1,288,080	1,807,744

Loss from operations	(1,081,490)	(996,948)

Other Income and (Expense)
Interest expense	(174,833)	(174,889)
Interest income	106	607
Other income	29,181	—
Total other income (expense)	(145,546)	(174,282)

Income tax expense	—	(800)

Net Loss	(1,227,036)	(1,172,030)

Preferred stock dividend	(111,230)	(112,536)

Net Loss Applicable to Common Shareholders	$(1,338,266)	$(1,284,566)

Net Loss Per Common Share Basic and Diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding basic and diluted	41,859,948	34,284,646

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2011	2010

Revenues
Natural gas sales	$607,939	$2,006,369

Costs and expenses
Plant operating	1,321,837	2,186,949
Lease operating	138,465	194,583
General and administrative	1,133,963	1,237,022
Depreciation and depletion	221,800	396,482
Total costs and expenses	2,816,065	4,015,036

Loss from operations	(2,208,126)	(2,008,667)

Other Income and (Expense)
Interest expense	(399,411)	(348,908)
Interest income	237	1,476
Other income	41,123	—
Total other income (expense)	(358,051)	(347,432)

Income tax expense	—	(800)

Net Loss	(2,566,177)	(2,356,899)

Preferred stock dividend	(223,467)	(223,835)

Net Loss Applicable to Common Shareholders	$(2,789,644)	$(2,580,734)

Net Loss Per Common Share Basic and Diluted	$(0.07)	$(0.08)

Weighted average number of common shares outstanding basic and diluted	40,811,066	34,284,646

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows From Operating Activities

Net loss	$(2,566,177)	$(2,356,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	221,800	396,482
Share-based compensation expense	201,499	204,577
Non-cash interest expense	78,816	58,146
Accretion of discount on asset retirement obligations	2,190	2,539
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	125,593	183,478
Other assets	(40,121)	(101,388)
Current liabilities	(506,664)	112,859
Other long term liabilities	6,000	25,873
Net cash used in operating activities	(2,477,064)	(1,474,333)

Cash Flows from Investing Activities

Additions to oil and gas properties	(91,417)	(74,483)
Acquisition of furniture, fixtures, equipment	—	(35,368)
Dispositions of oil and gas properties	325,000	648,389
Net cash provided by investing activities	233,583	538,538

Cash Flows from Financing Activities

Proceeds from sale of common shares	1,479,208	—
Proceeds from promissory notes	600,000	—
Proceeds from related party note	125,000	—
Repayments of notes payable	(175,000)	(150,000)
Payments of preferred stock dividend	—	(221,761)
Net cash (used in) provided by financing activities	2,029,208	(371,761)

Net Decrease in Cash and Cash Equivalents	(214,273)	(1,307,556)

Cash and Cash Equivalents
Beginning of period	947,863	2,429,891
End of period	$733,590	$1,122,335

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$306,317	$176,910
Cash paid for income taxes	$—	$800
Issuance of warrants in connection with promissory notes and private placements	$380,835	$—

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2011	7,523,000	$5,448,602	39,090,845	$55,671,371	$3,522,167	$(43,561,858)	$21,080,282
Issuance of common stock for cash	—	—	3,062,256	1,479,208	—	—	1,479,208
Preferred stock conversion	(20,000)	(15,000)	20,000	15,000	—	—	—
Share-based compensation expense	—	—	—	—	201,499	—	201,499
Fair value of warrants issued with notes extension	—	—	—	—	7,788	—	7,788
Net loss	—	—	—	—	—	(2,566,177)	(2,566,177)
Dividends on Series B Preferred Stock	—	—	—	—	—	(223,467)	(223,467)
Balances, June 30, 2011	7,503,000	$5,433,602	42,173,101	$57,165,579	$3,731,454	$(46,351,502)	$19,979,133

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

2.              LIQUIDITY

As of June 30, 2011, we had a working capital deficit of $3,919,302, and for the six months ended June 30, 2011, our cash used in operating activities amounted to $2,477,064.  We estimate that our investment needs during the remainder of fiscal year 2011 and in 2012 will amount to $3,207,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Our results of operations resulted in an accumulated deficit of $46,351,502 from inception through the six months ended June 30, 2011.  Further, we have maturing debt obligations, debt service, lease obligations and dividend requirements that will require cash payments.  We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of fiscal year 2011 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of fiscal 2011 and future periods on our undeveloped properties.  We will need additional financing to continue development. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

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

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	June 30, 2011	June 30, 2010
Stock options	2,745,000	2,700,000
Warrants	5,563,194	1,519,047
Convertible Preferred Stock, Series B	7,503,000	7,523,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2011 and June 30, 2010 respectively because their effects were considered antidilutive.

5.              OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2010.

On April 1, 2011, we entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC “Peregrine” whereby we agreed to sell certain equipment at the Madisonville Treatment Facility for $8.75 million subject to certain regulatory approvals.  On May 31, 2011 the potential sale price was increased to $9.3 million and the closing of the transaction was no longer subject to regulatory approval. Pursuant to the pending transaction we have received cash totaling $325,000 as of June 30, 2011.  These amounts are non-refundable (except for a material breach of the Amended PSA by Madisonville), and they will be credited to the purchase price at the time of closing. Peregrine paid an additional $50,000 on July 28, 2011. We have recorded the amounts received in connection with this pending transaction as non refundable deposits.

On August 10, 2011 the PSA with Peregrine was amended for a second time. In connection with this second amendment the closing date for the transaction has been set to occur no later than September 19, 2011.  An additional $1.2 million in non-refundable cash was received by the Company to be applied to the purchase price with the remaining $7.675 million to be paid at the time of closing. Of the $1.2 million received $700,000 was used for the repayment of outstanding principal on our Bank of Oklahoma term loan. At the time of the closing of the transaction the remaining proceeds from this sale will be used for the repayment of the  remaining outstanding principal and accrued interest of the term loan (Note 6).

On May 8, 2011 Madisonville Midstream LLC suspended operations of its Madisonville Treating Facility for maintenance. The maintenance turnaround was extended when additional maintenance requirements and upgrade opportunities were identified.  The field work required a curtailment of our production.

6.              DEBT

As of June 30, 2011 and December 31, 2010 debt consisted of the following:

	June 30, 2011	December 31, 2010
Long Term Portion
Promissory notes (c)	$1,515,000	$1,815,000
Bank of Oklahoma loan (a)	4,270,847	3,772,847
Less discount on promissory notes	(72,150)	(100,260)
Net long term notes payable	5,713,697	5,487,587
Current Portion
Promissory notes (c)	1,750,000	1,475,000
Related party note (b)	125,000	—
Bank of Oklahoma loan (a)	732,000	600,000
Less discount on promissory notes	(50,817)	(93,737)
Net current portion notes payable	2,556,183	1,981,263
Total	$8,269,880	$7,468,850

(a)          In March 2011, the Company modified its bank loan with Bank of Oklahoma, (“BOK”) the Fourth Amendment of the Amended and Restated Term Loan Agreement which extended the loan by an additional year so as to have the new maturity date being December 31, 2012.  In June 2011, the Company modified its bank loan with BOK, the Fifth Amendment of the Amended and Restated Term Loan Agreement which: (1) waived the minimum quarterly payment due on June 30, 2011; (2) provides for subsequent minimum quarterly payments of $183,000; (3) provided for an additional $1,000,000 in advances under the term loan of which $600,000 was drawn on June 16, 2011 and $400,000 on July 15, 2011; and (4) provides for the repayment of all outstanding principal and accrued interest under the BOK term loan pursuant to the pending sale of equipment to Peregrine Midstream Partners LLC. (Note 5). The Fifth Amendment did not change the terms of accrued interest, which remains payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  This Fifth Amendment agreement contains customary affirmative and negative covenants. As of June 30, 2011 we were in compliance with all the covenants related to this loan.

(b)         In February 2011, Stuart J. Doshi, President and CEO, advanced $125,000 to the Company.  The note bears interest at 8% per annum and is payable on demand. We have included this amount in the current portion of notes payable on our unaudited consolidated balance sheet. Interest expense accrued on this note as of June 30, 2011 amounted to $3,425.

(c)      In February 2011, we extended seven notes totaling $1,515,000 for one additional year. In connection with these extensions, the Company extended warrants to purchase our common stock associated with the notes for an additional year. The fair value associated with the warrant extension was $7,788.

7.              INCOME TAXES

The effective income tax rates for the six month period ending June 30, 2011 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

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

On June 30, 2011, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.55 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $1.00 for a period of three years. The total aggregate purchase price for the units sold was $556,560, and represented the sale of 1,011,928 common shares and 505,965 warrants (Note 10).  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction.

9.              COMMON STOCK OPTIONS

On April 16, 2011, 150,000 common stock options with an exercise price of $3.85 per share expired.  Other than these expirations, there were no other material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2010.

10.      COMMON STOCK WARRANTS

On February 24, 2011 we extended a total of 151,500 warrants for an additional year in conjunction with the renewal of seven of our promissory notes payable (Note 6). The warrants expire in December 2012, May 2013, and June 2013, respectively.  The total fair value of the warrants as calculated using the Black - Scholes pricing model was $7,788. Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 78.12%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.26% and an expected life of three years.

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

On April 28, 2011, we issued 505,965 warrants to purchase our common shares at $1.00 in conjunction with a private placement of our common stock (Note 8). The warrants expire on April 28, 2014.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $165,105.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 96.36%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 1.03% and an expected life of three years.

As of June 30, 2011 we have reserved 5,563,194 shares of common stock for the exercise of our stock purchase warrants.

11.       SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below:

On July 11, 2011 80,000 shares of our Series B preferred shares were converted to common stock on a one to one basis.

On July 15, 2011, we borrowed an additional $400,000 on the Bank of Oklahoma loan, under the terms of the Fifth Amendment of the amended and restated term loan agreement.

On August 10, 2011 the PSA with Peregrine related to the sale of idle equipment at our Madisonville Treating Facility was amended for a second time. In connection with this second amendment the closing date for the transaction has been set to occur no later than September 19, 2011.  An additional $1.2 million in non-refundable cash was received by the Company to be allocated to the purchase price with the remaining $7.675 million to be paid at the time of closing. Of the $1.2 million received in connection with the amendment $700,000 was used in the repayment of principal on our Bank of Oklahoma term loan.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for all of our revenues for 2011. We expect the majority of our capital expenditures for the remainder of 2011 and in 2012 will be for the Madisonville Project and the gas processing plant.

Results of Operations

The financial information with respect to the three and six months ended June 30, 2011 and 2010 as discussed below is unaudited. In the opinion of management, such information contains all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$206,590	$810,796	$607,939	$2,006,369
Plant operating	604,781	1,046,835	1,321,837	2,186,949
Lease operating	65,842	70,278	138,465	194,583
General and administrative	523,600	502,842	1,133,963	1,237,022
Depreciation and depletion	93,857	187,789	221,800	396,482
Loss from operations	(1,081,490)	(996,948)	(2,208,126)	(2,008,667)
Net loss	(1,227,036)	(1,172,030)	(2,566,177)	(2,356,899)
Net loss applicable to common shareholders	$(1,338,266)	$(1,284,566)	$(2,789,644)	$(2,580,734)

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

During the three and six months ended June 30, 2011, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and on May 8, 2011 MM suspended operations of its Madisonville Treating Facility for maintenance. The maintenance turnaround was extended when additional maintenance requirements and upgrade opportunities were identified.  The field work required a curtailment of our production which we anticipate will resume in August 2011.

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during remainder of fiscal 2011 and in 2012. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies by consolidating the upstream and midstream portions of Madisonville under common ownership. Despite the challenges of the current environment, we accomplished the necessary goal of vertically integrating our position in the Madisonville field.  We continue to explore other longer term cost saving and efficiency measures in the plant.

Industry Overview for the three and six months ended June 30, 2011

Natural gas prices have been volatile due to concerns surrounding the current global financial crisis and a resultant decline in demand for natural gas. Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage.

Company Overview for the three and six months ended June 30, 2011

Our net loss applicable to common shareholders for the three and six months ended June 30, 2011 was $1,338,266 and $2,789,644, respectively.  From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through June 30, 2011 of $46,351,502.  All of our natural gas sales for three and six months ended June 30, 2011 were derived from our Madisonville Project, from two producing wells, the UMC Ruby Magness #1 well (the “Magness Well”) and the Angela Farris Fannin #1 well (the “Fannin Well”). On May 8, 2011 MM suspended operations of its Madisonville Treating Facility for maintenance. The maintenance turnaround was extended when additional maintenance requirements and upgrade opportunities were identified.  The field work required a curtailment of our production which we anticipate will resume in August 2011.

Comparison of Results of Operations for the three months ended June 30, 2011 and 2010

During the three months ended June 30, 2011, we had gross natural gas revenues of $206,590. During this period the sales of gas from our wells amounted to 52,255 Mcf and our average natural gas price realized was $3.95 per Mcf. During the three months ended June 30, 2010 we had gross natural gas revenues of $810,796. Our natural gas sales for the three months ended June 30, 2010 were 205,128 Mcf and our average natural gas price realized was $3.95 per Mcf. Revenues decreased during the three months ended June 30, 2011 as compared to the prior year period due to a 75% decrease in production volumes related to normal decline curves as well as treatment plant downtime resulting from maintenance.

During the three months ended June 30, 2011, we incurred plant operating expenses of $604,781. During the three months ended June 30, 2010, the plant operating expense was $1,046,835.  The decrease in plant operating expense of $442,054 or 42% was primarily attributable to cost cutting measures at our facility coupled with the fact that on May 8, 2011 MM suspended operations of its Madisonville Treating Facility for maintenance. The maintenance turnaround was extended when additional maintenance requirements and upgrade opportunities were identified.  The field work has required a curtailment of our production which is expected to be completed in August 2011, at which time production is expected to commence.

During the three months ended June 30, 2011, we incurred lease operating expenses of $65,842. Our net average lifting cost for the 2011 period was $1.26 per Mcf. During the three months ended June 30, 2010, we incurred lease operating expenses of $70,278. Our net average lifting cost for the 2010 period was $0.34 per Mcf. The average lifting cost per Mcf in 2011 was higher due to lower production volumes and curtailment of production while most of the lease operating expenses such as salaries, insurance, and ad valorem property taxes were fixed costs.

General and administrative (“G&A”) expenses for the three months ended June 30, 2011 were $523,600 compared to $502,842 for the three months ended June 30, 2010. This represents a $20,758 or 4% increase over the prior period. The higher G&A expense incurred in 2011 was attributable primarily to a one time listing fee for the newly issued common stocks.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended June 30, 2011 was $93,857 as compared to $187,789 in the corresponding 2010 period. These amounts primarily represent amortization of the oil and gas properties. The 50% decrease was attributable primarily to lower production volumes.

Loss from operations totaled $1,081,490 for the three months ended June 30, 2011 as compared to $996,948 for the three months ended June 30, 2010. The increase in the loss from operations was primarily attributable to lower gas income partially offset by lower operating expenses, and reduced depreciation and depletion expenses recorded in the corresponding prior period.

During the three months ended June 30, 2011 and 2010, we incurred interest expense of $174,833 and $174,889, respectively.

Comparison of Results of Operations for the six months ended June 30, 2011 and 2010

During the six months ended June 30, 2011, we had gross natural gas revenues of $607,939. During this period the sales of gas from our wells amounted to 159,201 Mcf and our average natural gas price realized was $3.82 per Mcf. During the six months ended June 30, 2010 we had gross natural gas revenues of $2,006,369. Our natural gas sales for the six months ended June 30, 2010 were 447,476 Mcf and our average natural gas price realized was $4.48 per Mcf. Revenues decreased during the six months ended June 30, 2011 as compared to the prior year period due to a 64% decrease in production volumes related to normal decline curves as well as treatment plant downtime as described elsewhere herein, and a 15% decrease in natural gas prices.

During the six months ended June 30, 2011, we incurred plant operating expenses of $1,321,837. During the six months ended June 30, 2010, the plant operating expense was $2,186,949.  The decrease in plant operating expense of $865,112 or 40% was primarily attributable to cost cutting measures at our facility and curtailment of production in May 2011.

During the six months ended June 30, 2011, we incurred lease operating expenses of $138,465. Our net average lifting cost for the 2011 period was $0.87 per Mcf. During the six months ended June 30, 2010, we incurred lease operating expenses of $194,583. Our net average lifting cost for the 2010 period was $0.43 per Mcf. The average lifting cost per Mcf in 2011 was higher due to lower production volumes and curtailment of production while most of the lease operating expenses such as salaries, insurance, and ad valorem property taxes were fixed costs.

General and administrative (“G&A”) expenses for the six months ended June 30, 2011 were $1,133,963 compared to $1,237,022 for the six months ended June 30, 2010. This represents a $103,059 or 8% decrease over the prior period. The lower G&A expense incurred in 2011 was attributable primarily to reduced salary expense.

Depreciation, depletion and amortization expense (“DD&A”) for the six months ended June 30, 2011 was $221,800 as compared to $396,482 in the corresponding 2010 period. These amounts primarily represent amortization of the oil and gas properties. The 44% decrease was attributable primarily to lower production volumes.

Loss from operations totaled $2,208,126 for the six months ended June 30, 2011 as compared to $2,008,667 for the six months ended June 30, 2010. The increase in the loss from operations was primarily attributable to lower gas income partially offset by lower operating and administrative expenses, and reduced depreciation and depletion expenses as compared to those recorded in the corresponding prior period.

During the six months ended June 30, 2011 and 2010, we incurred interest expense of $399,411 and $348,908, respectively. The higher interest expense in the 2011 period was due to $60,000 Bank of Oklahoma loan fee recorded in the first quarter of 2011.

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

In February 2011, Stuart J. Doshi, President and CEO, advanced to us a loan in the amount of $125,000. The note accrues interest at 8% annually and is payable on demand.

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

On April 1, 2011, we entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC whereby we agreed to sell certain idle and non-income producing equipment at the Madisonville Treatment Plant for $8.75 million subject to certain regulatory approvals. On May 31, 2011 the potential sale price was increased to $9.3 million and the closing of the transaction was no longer subject to regulatory approval. Pursuant to the pending transaction we have received deposits totaling $325,000 as of June 30, 2011. The deposits are non-refundable (except for a material breach of the Amended PSA by Madisonville), and they will be credited to the purchase price at the time of closing. Peregrine paid $50,000 on July 28, 2011 and will pay an additional $50,000 on August 30, 2011. We have recorded the amounts received in connection with this pending transaction as non refundable deposits. Under the Amended PSA, in the event that closing would have occurred on or before July 31, 2011, the purchase price would have been reduced from $9,300,000 to $9,100,000.

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

In June 2011, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.55 per unit, and each unit consisting of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $1.00 for a period of three years. The total aggregate purchase price for the units sold was $556,560, and represented the sale of 1,011,928 common shares and 505,965 warrants.   We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction.

In June 2011, the Company modified its bank loan with BOK, the Fifth Amendment of the Amended and Restated Term Loan Agreement which: (1) waived the minimum quarterly payment due on June 30, 2011; (2) provides for subsequent minimum quarterly payments of $183,000; (3) provided for additional advances under the term loan of which $600,000 was drawn on June 16, 2011 and $400,000 on July 15, 2011; and (4) provides for the repayment of all outstanding principal and accrued interest under the BOK term loan pursuant to the pending sale of equipment to Peregrine Midstream Partners LLC. The Fifth Amendment did not change the terms of accrued interest, and is payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  The amendment agreement contains customary affirmative and negative covenants including restrictions on incurring debt in the amount in excess of $375,000.

On August 10, 2011 the PSA with Peregrine was amended for a second time. In connection with this second amendment the closing date for the transaction has been set to occur no later than September 19, 2011.  An additional $1.2 million in non-refundable cash was received by the Company to be applied to the purchase price with the remaining $7.675 million to be paid at the time of closing. Of the $1.2 million received $700,000 was used for the repayment of outstanding principal on our Bank of Oklahoma term loan. At the time of the closing of the transaction the remaining proceeds from this sale will be used for the repayment of the remaining outstanding principal and accrued interest the term loan.

Liquidity and Capital Resources

We had a working capital deficit of $3,919,302 at June 30, 2011 versus $2,990,010 at December 31, 2010. Our working capital deficit increased during six months ended June 30, 2011 due primarily to losses incurred in connection with natural gas operations and the repayments of debt obligations.

Our cash balance at June 30, 2011 was $733,590 compared to a cash balance of $947,863 at December 31, 2010. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2010	$947,863
Sources of cash:
Cash provided by investing activities	233,583
Cash provided by financing activities	2,029,208
Total sources of cash including cash on hand	3,210,654
Uses of cash:
Cash used in operating activities	(2,477,064)
Total uses of cash	(2,477,064)

Cash balance at June 30, 2011	$733,590

Net cash used in operating activities of $2,477,064 and $1,474,333 for the six months ended June 30, 2011 and 2010 respectively are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements and an initial public offering. These financings are summarized as follows:

	Six Months Ended
	June 30, 2011	June 30, 2010
Proceeds from sale of common shares	$1,479,208	$—
Proceeds from promissory notes	600,000	—
Proceeds from related party note	125,000	—
Repayment of promissory notes	(175,000)	(150,000)
Payment of preferred stock dividend	—	(221,761)

Net cash provided by (used in) financing activities	$2,029,208	(371,761)

The net proceeds of our equity financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties and the gas treatment plant totaling $91,417 and $74,483 for the six months ended June 30, 2011 and 2010, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. We have entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC whereby we would sell certain idle and non-income producing equipment at the Madisonville Treatment Plant for $9.3 million. See “Outlook for 2011 and 2012 Capital” for a description of our expected capital expenditures for the year of 2011. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

As of June 30, 2011, we have a working capital deficit of $3,919,302 and for the six months ended June 30, 2011, our cash used in operating activities amounted to $2,477,064.  Further, we estimate our minimum investment needs during the year of 2011 and 2012 to be $3,207,100 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Due to the current natural gas commodity price environment and less volume of gas produced, due to curtailment of production in connection with maintenance, our results of natural gas operations amounted to a loss of $2,566,177 for the six months ended June 30, 2011.  Further, we have maturing debt obligations, debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2011 and future periods.  Exploratory and developmental drilling is scheduled during 2011 and future periods on our undeveloped properties.   We are attempting to raise additional cash through the sale or farm out of certain of our unproved properties.   We may also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors.

As discussed in the “Outlook for 2011 and 2012 Capital”, we are forecasting capital expenditures of $3.2 million during the remainder of 2011 and in 2012. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.  Additionally, as a result of the current economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements.

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

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2011, our off-balance sheet arrangements and transactions include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2011 and 2012 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $3,207,000 during the remainder of fiscal 2011, and in 2012, allocated as follows:

1.               Madisonville Project, Madison County, Texas — Approximately $3,028,000 may be expended in the Madisonville Field area as follows: Capital maintenance, repair of the gas treatment plant, well workovers and land costs.

2.               California — Approximately $179,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2011 and 2012 cash flow projections.  See “Liquidity and Capital Resources.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based on this evaluation, we have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In June 2011, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.55 per unit, and each unit consisting of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $1.00 for a period of three years. The total aggregate purchase price for the units sold was $556,560, and represented the sale of 1,011,928 common shares and 505,965 warrants.  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction. The Company paid no fees or commissions in connection with the sale of the units.

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

101

The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1)          Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2011.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim Chief Financial Officer, Principal Accounting Officer