Form 10-Q
period 2011-09-30
GEOPETRO RESOURCES CO
filed 2011-11-14
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 42,253,101 shares of no par value common stock outstanding on November 14, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$2,522,321	$947,863
Trade accounts receivable—oil and gas sales	—	125,593
Accounts receivable—other	38,292	215
Prepaid expenses	100,078	95,542
Total current assets	2,660,691	1,169,213

Oil and gas properties, at cost (full cost method)
Unproved properties	6,970,018	7,613,007
Proved properties	52,751,324	51,342,268
Gas processing plant, at cost	5,507,000	10,285,573
Less—accumulated depletion, depreciation, and impairment	(40,660,066)	(39,637,551)
Net oil and gas properties	24,568,276	29,603,297

Furniture, fixtures and equipment, at cost, net of depreciation	45,684	56,427
Other assets	44,600	44,600
Total Assets	$27,319,251	$30,873,537

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$1,307,406	$1,235,764
Current portion of notes payable	1,228,464	1,981,263
Interest payable	51,152	187,006
Dividends payable	449,631	113,772
Other taxes payable	145,134	259,966
Royalty owners payable	380,849	381,452
Total current liabilities	3,562,636	4,159,223

Long Term Notes Payable	1,649,162	5,487,587
Asset Retirement Obligations	75,000	71,510
Other Long Term Liabilities	77,350	74,935
Total Liabilities	5,364,148	9,793,255

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 7,423,000 and 7,523,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively. Liquidation preference of $5,567,250 and $5,642,250 at September 30, 2011 and December 31, 2010, respectively.	5,373,602	5,448,602
Common stock, no par value; 100,000,000 shares authorized; 42,253,101 and 39,090,845 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	57,225,579	55,671,371
Additional paid-in capital	3,827,709	3,522,167
Accumulated deficit	(44,471,787)	(43,561,858)
Total shareholders’ equity	21,955,103	21,080,282

Total Liabilities and Shareholders’ Equity	$27,319,251	$30,873,537

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2011	2010

Revenues
Natural gas sales	$—	$641,603

Costs and expenses
Plant operating	581,370	973,189
Lease operating	19,407	69,469
General and administrative	522,305	539,492
Depreciation, depletion, and impairment	811,457	163,380
Total costs and expenses	1,934,539	1,745,530

Loss from operations	(1,934,539)	(1,103,927)

Other Income and (Expense)
Interest expense	(153,725)	(173,103)
Interest income	88	103
Other income	11,446	—
Gain on sale of equipment	4,069,640	—
Gain recognized in connection with settlement of liability	—	182,751
Total other income (expense)	3,927,449	9,751

Income tax expense	(800)	—

Net Income (Loss)	1,992,110	(1,094,176)

Preferred stock dividend	(112,392)	(113,773)

Net Income (Loss) Applicable to Common Shareholders	$1,879,718	$(1,207,949)

Net Income (Loss) Per Common Share Basic and Diluted	$0.04	$(0.03)

Weighted average number of common shares outstanding basic and diluted	42,243,536	34,520,298

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2011	2010

Revenues
Natural gas sales	$607,939	$2,647,972

Costs and expenses
Plant operating	1,903,206	3,160,138
Lease operating	157,872	264,052
General and administrative	1,656,268	1,776,514
Depreciation, depletion and impairment	1,033,257	559,862
Total costs and expenses	4,750,603	5,760,566

Loss from operations	(4,142,664)	(3,112,594)

Other Income and (Expense)
Interest expense	(553,136)	(522,011)
Interest income	325	1,579
Other income	52,564	—
Gain on sale of equipment	4,069,640	—
Gain recognized in connection with settlement of liability	—	182,751
Total other income (expense)	3,569,393	(337,681)

Income tax expense	(800)	(800)

Net Loss	(574,071)	(3,451,075)

Preferred stock dividend	(335,858)	(337,608)

Net Loss Applicable to Common Shareholders	$(909,929)	$(3,788,683)

Net Loss Per Common Share Basic and Diluted	$(0.02)	$(0.11)

Weighted average number of common shares outstanding basic and diluted	41,293,803	34,363,770

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities

Net loss	$(574,071)	$(3,451,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(4,069,640)	—
Gain recognized in connection with settlement of liability	—	(182,751)
Depreciation, depletion and impairment	1,033,257	559,862
Share-based compensation expense	295,550	316,883
Non-cash interest expense	116,617	86,676
Accretion of discount on asset retirement obligations	3,490	3,854
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	125,593	312,203
Other assets	(42,613)	(69,855)
Current liabilities	(179,647)	163,708
Other long term liabilities	2,415	60,348
Net cash used in operating activities	(3,289,049)	(2,200,147)

Cash Flows from Investing Activities

Additions to oil and gas properties	(1,167,854)	(138,164)
Acquisition of furniture, fixtures, equipment	—	(35,717)
Dispositions of oil and gas properties	9,250,000	1,000,000
Net cash provided by investing activities	8,082,146	826,119

Cash Flows from Financing Activities

Proceeds from sale of common shares	1,479,208	1,725,600
Proceeds from promissory notes	1,000,000	—
Proceeds from related party note	125,000	—
Repayments of notes payable	(5,697,847)	(550,000)
Repayment of related party note	(125,000)	—
Payments of loan fees	—	(7,200)
Payments of preferred stock dividend	—	(334,298)
Net cash provided by (used in) financing activities	(3,218,639)	834,102

Net Increase (Decrease) in Cash and Cash Equivalents	1,574,458	(539,926)

Cash and Cash Equivalents
Beginning of period	947,863	2,429,891
End of period	$2,522,321	$1,889,965

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$572,376	$346,947
Cash paid for income taxes	$800	$800
Issuance of warrants in connection with promissory notes and private placements	$383,040	$—

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2011	7,523,000	$5,448,602	39,090,845	$55,671,371	$3,522,167	$(43,561,858)	$21,080,282
Issuance of common stock for cash	—	—	3,062,256	1,479,208	—	—	1,479,208
Preferred stock conversion	(100,000)	(75,000)	100,000	75,000	—	—	—
Share-based compensation expense	—	—	—	—	295,550	—	295,550
Fair value of warrants issued with notes extension	—	—	—	—	9,992	—	9,992
Net loss	—	—	—	—	—	(574,071)	(574,071)
Dividends on Series B Preferred Stock	—	—	—	—	—	(335,858)	(335,858)
Balances, September 30, 2011	7,423,000	$5,373,602	42,253,101	$57,225,579	$3,827,709	$(44,471,787)	$21,955,103

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

2.              LIQUIDITY

As of September 30, 2011, we had a working capital deficit of $901,945, and for the nine months ended September 30, 2011, our cash used in operating activities amounted to $3,289,049.  We estimate that our investment needs during the remainder of fiscal year 2011 and in 2012 will amount to $3,207,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Our results of operations resulted in an accumulated deficit of $44,471,787 from inception through the nine months ended September 30, 2011.  Further, we have maturing debt obligations, debt service, lease obligations and dividend requirements that will require cash payments.  We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of fiscal year 2011 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of fiscal 2011 and future periods on our undeveloped properties.  We will need additional financing to continue development. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

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

4.              Income (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	September 30, 2011	September 30, 2010
Stock options	2,770,000	2,895,000
Warrants	5,546,044	3,279,469
Convertible Preferred Stock, Series B	7,423,000	7,523,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and nine months ended September 30, 2011 and September 30, 2010 respectively because their effects were considered antidilutive.

5.              OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2010 other than those discussed below.

On April 1, 2011, we entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC “Peregrine” whereby we agreed to sell certain idle and non-income producing equipment at the Madisonville Treatment Facility for $8.75 million subject to certain regulatory approvals.  On May 31, 2011 the potential sale price was increased to $9.3 million and the closing of the transaction was no longer subject to regulatory approval. On August 10, 2011 the PSA with Peregrine was amended for a second time. In connection with this second amendment the closing date for the transaction was set to occur no later than September 19, 2011, with a final sale price of $9.25 million.  The transaction closed on September 13, 2011, with the receipt of the remaining $7.675 million.  The proceeds of the sale were used for the repayment of the outstanding principal and accrued interest with respect to the Bank of Oklahoma term loan (Note 6).

In September 2011, the decision was made to terminate CG Xploration and wind down operations as no immediate opportunity to acquire an attractive new project in Indonesia exists at the present time.  The Company has recorded an impairment charge of $750,133 in September 2011 as a result.

6.              DEBT

As of September 30, 2011 and December 31, 2010 debt consisted of the following:

	September 30, 2011	December 31, 2010
Long Term Portion
Promissory notes (c)	$1,695,000	$1,815,000
Bank of Oklahoma loan (a)	—	3,772,847
Less discount on promissory notes	(45,838)	(100,260)
Net long term notes payable	1,649,162	5,487,587
Current Portion
Promissory notes (c)	1,270,000	1,475,000
Related party note (b)	—	—
Bank of Oklahoma loan (a)	—	600,000
Less discount on promissory notes	(41,536)	(93,737)
Net current portion notes payable	1,228,464	1,981,263
Total	$2,877,626	$7,468,850

(a)          In March 2011, the Company modified its bank loan with Bank of Oklahoma, (“BOK”) the Fourth Amendment of the Amended and Restated Term Loan Agreement which extended the loan by an additional year so as to have the new maturity date being December 31, 2012.  In June 2011, the Company modified its bank loan with BOK, the Fifth Amendment of the Amended and Restated Term Loan Agreement which: (1) waived the minimum quarterly payment due on June 30, 2011; (2) provided for subsequent minimum quarterly payments of $183,000; (3) provided for an additional $1,000,000 in advances under the term loan of which $600,000 was drawn on June 16, 2011 and $400,000 on July 15, 2011; and (4) provided for the repayment of all outstanding principal and accrued interest under the BOK term loan pursuant to the pending sale of equipment to Peregrine Midstream Partners LLC. (Note 5). The Fifth Amendment did not change the terms of accrued interest, which remains payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  This Fifth Amendment agreement contained customary affirmative and negative covenants. On September 13, 2011, the outstanding principal and accrued interest were paid in full.

(b)         In February 2011, Stuart J. Doshi, President and CEO, advanced $125,000 to the Company.  The note bore interest at 8% per annum and was payable on demand. The interest expense accrued on this note as of September 30, 2011 amounted to $5,644. On September 19, 2011, the outstanding principal and accrued interest was paid in full.

(c)      In February 2011, we extended seven notes totaling $1,515,000 for one additional year. In connection with these extensions, the Company extended warrants to purchase our common stock associated with the notes for an additional year. The fair value associated with the warrant extension was $7,788.  In August 2011, we extended three notes totaling $180,000 for an additional two years.  In connection with one of these extensions, the Company issued 10,000 warrants to purchase our common stock at $0.50 per share and are fair valued at $2,204.  On September 13, 2011, the outstanding principal and accrued interest on three promissory notes with a principal balance of $300,000 were paid in full.

7.              INCOME TAXES

The effective income tax rates for the nine month period ending September 30, 2011 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

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

On August 15, 2011, we granted 25,000 stock options at an exercise price of $0.50 per share.  These options will vest ratably over five years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan.  The grant date fair value of the options was $6,852, as calculated using the Black-Scholes pricing model.  Key assumptions used in valuing the options included:  an estimated dividend yield of 0%, volatility of 149.77%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.99% and an expected life of five years.

Other than these items, there were no other material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2010.

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

On September 1, 2011, we issued 10,000 warrants to purchase our common shares at $0.50 in conjunction with the renewal of one of our promissory notes payable (Note 6).  The warrants expire on August 31, 2014.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $2,204.  Key assumptions used in valuing the warrants included:  an estimated dividend yield of 0%, volatility of 139.6%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.31% and an expected life of three years.

On September 30, 2011, warrants for 27,150 shares with an exercise price of $1.00 per share expired.

As of September 30, 2011 we have reserved 5,546,044 shares of common stock for the exercise of our stock purchase warrants.

11.       SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for all of our revenues for 2011. We expect the majority of our capital expenditures for the remainder of 2011 will be for the Madisonville Project and the gas processing plant.

Results of Operations

The financial information with respect to the three and nine months ended September 30, 2011 and 2010 as discussed below is unaudited. In the opinion of management, such information contains all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$—	$641,603	$607,939	$2,647,972
Plant operating	581,370	973,189	1,903,206	3,160,138
Lease operating	19,407	69,469	157,872	264,052
General and administrative	522,305	539,492	1,656,268	1,776,514
Depreciation, depletion and impairment	811,457	163,380	1,033,257	559,862
Loss from operations	(1,934,539)	(1,103,927)	(4,142,664)	(3,112,594)
Net income (loss)	1,992,110	(1,094,176)	(574,071)	(3,451,075)
Net income (loss) applicable to common shareholders	$1,879,718	$(1,207,949)	$(909,929)	$(3,788,683)

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

During the three and nine months ended September 30, 2011, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and on May 8, 2011 MM suspended operations of its Madisonville Treating Facility for maintenance. The maintenance turnaround was extended when additional maintenance requirements and upgrade opportunities were identified.  The field work had required a curtailment of our production which was re-established on November 12, 2011.

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

Industry Overview for the three and nine months ended September 30, 2011

Natural gas prices have been volatile due to concerns surrounding the current global financial crisis and a resultant decline in demand for natural gas. Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage.

Company Overview for the three and nine months ended September 30, 2011

Our net income (loss) applicable to common shareholders for the three and nine months ended September 30, 2011 was $1,879,718 and $(909,929), respectively.  From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through September 30, 2011 of $44,471,787.  All of our natural gas sales for three and nine months ended September 30, 2011 were derived from our Madisonville Project, from two producing wells, the UMC Ruby Magness #1 well (the “Magness Well”) and the Angela Farris Fannin #1 well (the “Fannin Well”). On May 8, 2011 MM suspended operations of its Madisonville Treating Facility for maintenance. The maintenance turnaround was extended when additional maintenance requirements and upgrade opportunities were identified.  The field work had required a curtailment of our production which was re-established on November 12, 2011.

Comparison of Results of Operations for the three months ended September 30, 2011 and 2010

During the three months ended September 30, 2011, we had no gross natural gas revenues. During the three months ended September 30, 2010 we had gross natural gas revenues of $641,603. Our natural gas sales for the three months ended September 30, 2010 were 164,220 Mcf and our average natural gas price realized was $3.91 per Mcf. Revenues decreased during the three months ended September 30, 2011 as compared to the prior year period due to well workovers and the treatment plant downtime resulting from maintenance and upgrade.

During the three months ended September 30, 2011, we incurred plant operating expenses of $581,370. During the three months ended September 30, 2010, the plant operating expense was $973,189.  The decrease in plant operating expense of $391,819 or 40% was primarily attributable to cost cutting measures at our facility coupled with the fact that on May 8, 2011 MM suspended operations of its Madisonville Treating Facility for maintenance. The maintenance turnaround was extended when additional maintenance requirements and upgrade opportunities were identified.  The field work had required a curtailment of our production which was re-established on November 12, 2011.

During the three months ended September 30, 2011, we incurred lease operating expenses of $19,407. During the three months ended September 30, 2010, we incurred lease operating expenses of $69,469. Our net average lifting cost for the 2010 period was $0.42 per Mcf. The total lifting cost in 2011 was lower due to the curtailment of production and reduced ad valorem property taxes.

General and administrative (“G&A”) expenses for the three months ended September 30, 2011 were $522,305 compared to $539,492 for the three months ended September 30, 2010. This represents a $17,187 or 3% decrease over the prior period.

Depreciation, depletion and impairment expense (“DD&A”) for the three months ended September 30, 2011 was $811,457 as compared to $163,380 in the corresponding 2010 period. The 397% increase was attributable to the impairment of CG Xploration.

Loss from operations totaled $1,934,539 for the three months ended September 30, 2011 as compared to $1,103,927 for the three months ended September 30, 2010. The increase in the loss from operations was primarily attributable to the impairment of CG Xploration.

During the three months ended September 30, 2011 and 2010, we incurred interest expense of $153,725 and $173,103, respectively.

Comparison of Results of Operations for the nine months ended September 30, 2011 and 2010

During the nine months ended September 30, 2011, we had gross natural gas revenues of $607,939. During this period the sales of gas from our wells amounted to 159,201 Mcf and our average natural gas price realized was $3.82 per Mcf. During the nine months ended September 30, 2010 we had gross natural gas revenues of $2,647,972. Our natural gas sales for the nine months ended September 30, 2010 were 611,696 Mcf and our average natural gas price realized was $4.33 per Mcf. Revenues decreased during the nine months ended September 30, 2011 as compared to the prior year period due to a 74% decrease in production volumes related to normal decline curves as well as well workovers and treatment plant downtime as described elsewhere herein, and a 12% decrease in natural gas prices.

During the nine months ended September 30, 2011, we incurred plant operating expenses of $1,903,206. During the nine months ended September 30, 2010, the plant operating expense was $3,160,138.  The decrease in plant operating expense of $1,256,932 or 40% was primarily attributable to cost cutting measures at our facility and curtailment of production in May 2011.

During the nine months ended September 30, 2011, we incurred lease operating expenses of $157,872. Our net average lifting cost for the 2011 period was $0.99 per Mcf. During the nine months ended September 30, 2010, we incurred lease operating expenses of $264,052. Our net average lifting cost for the 2010 period was $0.43 per Mcf. The average lifting cost per Mcf in 2011 was higher due to lower production volumes and curtailment of production while most of the lease operating expenses such as salaries, insurance, and ad valorem property taxes were fixed costs.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2011 were $1,656,268 compared to $1,776,514 for the nine months ended September 30, 2010. This represents a $120,246 or 7% decrease over the prior period. The lower G&A expense incurred in 2011 was attributable primarily to reduced salary expense.

Depreciation, depletion and impairment expense (“DD&A”) for the nine months ended September 30, 2011 was $1,033,257 as compared to $559,862 in the corresponding 2010 period. The 85% increase was attributable to the impairment of CG Xploration.

Loss from operations totaled $4,142,664 for the nine months ended September 30, 2011 as compared to $3,112,594 for the nine months ended September 30, 2010. The increase in the loss from operations was primarily attributable to lower gas income partially offset by lower operating and administrative expenses as compared to those recorded in the corresponding prior period, in addition to the impairment of CG Xploration.

During the nine months ended September 30, 2011 and 2010, we incurred interest expense of $553,136 and $522,011, respectively. The higher interest expense in the 2011 period was due primarily to the $60,000 Bank of Oklahoma loan fee recorded in the first quarter of 2011.

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

In February 2011, Stuart J. Doshi, President and CEO, advanced to us a loan in the amount of $125,000. The note accrued interest at 8% annually and was payable on demand.  This principal and accrued interest of this note was paid in full on September 19, 2011.

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

On April 1, 2011, we entered into a Purchase and Sale Agreement with Peregrine Midstream Partners LLC whereby we agreed to sell certain idle and non-income producing equipment at the Madisonville Treatment Plant for $8.75 million subject to certain regulatory approvals.  On May 31, 2011 the potential sale price was increased to $9.3 million and the closing of the transaction was no longer subject to regulatory approval. Pursuant to the pending transaction we have received deposits totaling $325,000 as of June 30, 2011.  The deposits are non-refundable (except for a material breach of the Amended PSA by Madisonville), and they will be credited to the purchase price at the time of closing.  Peregrine paid $50,000 on July 28, 2011 and will pay an additional $50,000 on August 30, 2011.  We have recorded the amounts received in connection with this pending transaction as non refundable deposits.  Under the Amended PSA, in the event that closing would have occurred on or before July 31, 2011, the purchase price would have been reduced from $9,300,000 to $9,100,000. In the event the closing occurs on or before August 30, 2011, the purchase price will be reduced to $9,200,000.  Per the agreement the closing date cannot be any later than September 29, 2011.  On August 10, 2011 the PSA with Peregrine was amended for a second time. In connection with this second amendment the closing date for the transaction was set to occur no later than September 19, 2011.  An additional $1.2 million in non-refundable cash was received by the Company and applied to the purchase price with the remaining $7.675 million paid at the time of closing. Of the $1.2 million received $700,000 was used for the repayment of outstanding principal on our Bank of Oklahoma term loan.  The sale closed September 13, 2011 and the remaining proceeds were used for the repayment of the outstanding principal and accrued interest from the term loan with Bank of Oklahoma.

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

In June 2011, the Company modified its bank loan with BOK, the Fifth Amendment of the Amended and Restated Term Loan Agreement which: (1) waived the minimum quarterly payment due on June 30, 2011; (2) provides for subsequent minimum quarterly payments of $183,000; (3) provided for additional advances under the term loan of which $600,000 was drawn on June 16, 2011 and $400,000 on July 15, 2011; and (4) provides for the repayment of all outstanding principal and accrued interest under the BOK term loan pursuant to the pending sale of equipment to Peregrine Midstream Partners LLC.  The Fifth Amendment did not change the terms of accrued interest, and is payable quarterly in arrears at prime plus 3.25% or Libor plus 4.75% at the option of the Company.  The amendment agreement contains customary affirmative and negative covenants including restrictions on incurring debt in the amount in excess of $375,000.  The outstanding principal and accrued interest of this loan was paid in full on September 13, 2011.

In August 2011, we extended the maturity on three separate notes totaling $180,000 to August 2013. In connection with one of the extensions, the Company issued 10,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

On September 13, 2011, three promissory notes for $300,000 and the accrued interest were paid in full.

Liquidity and Capital Resources

We had a working capital deficit of $901,945 at September 30, 2011 versus $2,990,010 at December 31, 2010. Our working capital deficit decreased during nine months ended September 30, 2011 due primarily to the proceeds from the sale of equipment to Peregrine.

Our cash balance at September 30, 2011 was $2,522,321 compared to a cash balance of $947,863 at December 31, 2010. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2010	$947,863
Sources of cash:
Cash provided by investing activities	8,082,146
Total sources of cash including cash on hand	9,030,009
Uses of cash:
Cash used in operating activities	(3,289,049)
Cash used in financing activities	(3,218,639)
Total uses of cash	(6,507,688)

Cash balance at September 30, 2011	$2,522,321

Net cash used in operating activities of $3,289,049 and $2,200,147 for the nine months ended September 30, 2011 and 2010 respectively are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements and an initial public offering. These financings are summarized as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Proceeds from sale of common shares	$1,479,208	$1,725,600
Proceeds from promissory notes	1,000,000	—
Proceeds from related party note	125,000	—
Repayments of promissory notes	(5,697,847)	(550,000)
Repayment of related party note	(125,000)	—
Payments of loan fee	—	(7,200)
Payments of preferred stock dividend	—	(334,298)

Net cash provided by (used in) financing activities	$(3,218,639)	$834,102

The net proceeds of our equity financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties and the gas treatment plant totaling $1,167,854 and $138,164 for the nine months ended September 30, 2011 and 2010, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. See “Outlook for 2011/2012 Capital” for a description of our expected capital expenditures for the remainder of 2011 and for 2012. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

As of September 30, 2011, we have a working capital deficit of $901,945 and for the nine months ended September 30, 2011, our cash used in operating activities amounted to $3,289,049.  Further, we estimate our minimum investment needs during the remainder of 2011 and for 2012 to be $3,207,000 related to our natural gas processing plant and our natural gas properties within the Madisonville field and our California properties.  Due to the current natural gas commodity price environment and less volume of gas produced, due to curtailment of production in connection with well workovers, maintenance, and upgrade, our results of natural gas operations amounted to a loss of $4,142,664 for the nine months ended September 30, 2011.  Further, we have maturing debt obligations, debt service and dividend requirements that will require cash payments.  We hold working interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2011 and future periods.  Exploratory and developmental drilling is scheduled during 2011 and future periods on our undeveloped properties.   We are attempting to raise additional cash through the sale or farm out of certain of our unproved properties.   We may also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors.

As discussed in the “Outlook for 2011/2012 Capital”, we are forecasting capital expenditures of $3.2 million during the remainder of 2011 and in 2012. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.  Additionally, as a result of the current economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements.

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

Off Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2011, our off-balance sheet arrangements and transactions include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Outlook for 2011/2012 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $3,207,000 during the remainder of fiscal 2011 and 2012, allocated as follows:

1.               Madisonville Project, Madison County, Texas — Approximately $3,028,000 may be expended in the Madisonville Field area as follows: Capital maintenance and repair of the gas treatment plant and well workovers.

2.               California — Approximately $179,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2011/2012 cash flow projections.  See “Liquidity and Capital Resources.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  Based on this evaluation, we have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.  Submission of Matters to a Vote of the Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32.1 (1)	Certification of Chief Executive Officer and Principal Accounting Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

101

The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1)          Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2011.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Principal Accounting Officer