Form 10-Q
period 2012-03-31
GEOPETRO RESOURCES CO
filed 2012-05-15
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 45,253,101 shares of no par value common stock outstanding on May 15, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$356,498	$916,741
Trade accounts receivable—oil and gas sales	72,417	165,160
Accounts receivable—other	5,460	5,560
Prepaid expenses	77,073	88,931
Total current assets	511,448	1,176,392

Oil and gas properties, at cost (full cost method)
Unproved properties	7,037,136	6,931,499
Proved properties	52,977,232	52,977,232
Gas processing plant, at cost	5,533,910	5,533,910
Less—accumulated depletion, depreciation, and impairment	(41,004,612)	(40,823,082)
Net oil and gas properties	24,543,666	24,619,559

Furniture, fixtures and equipment, at cost, net of depreciation	38,893	42,288
Other assets	44,600	44,600
Total Assets	$25,138,607	$25,882,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$1,009,843	$969,617
Current portion of notes payable	53,769	1,197,385
Note payable related party	100,000	—
Interest payable	46,697	16,570
Dividends payable	629,311	548,411
Other taxes payable	26,123	164,796
Royalty owners payable	335,818	338,713
Total current liabilities	2,201,561	3,235,492

Long Term Notes Payable	2,579,833	1,423,707
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	74,150	75,750
Total Liabilities	4,930,544	4,809,949

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,423,000 shares issued and outstanding. Liquidation preference of $4,067,250.	3,873,602	3,873,602
Common stock, no par value; 100,000,000 shares authorized; 45,253,101 and 44,253,101 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	58,975,579	58,725,579
Additional paid-in capital	4,038,472	3,942,640
Accumulated deficit	(46,679,590)	(45,468,931)
Total shareholders’ equity	20,208,063	21,072,890
Total Liabilities and Shareholders’ Equity	$25,138,607	$25,882,839

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
Revenues
Natural gas sales	$351,082	$401,349

Costs and expenses
Plant operating	673,861	717,055
Lease operating	70,912	72,623
General and administrative	486,083	598,421
Depreciation and depletion	184,925	127,943
Total costs and expenses	1,415,781	1,516,042

Loss from operations	(1,064,699)	(1,114,693)

Other Income (Expense)
Interest expense	(67,342)	(224,577)
Interest income	152	131
Other income	2,130	—
Total other income (expense)	(65,060)	(224,446)

Net Loss	(1,129,759)	(1,339,139)

Preferred stock dividend	(80,900)	(111,230)

Net Loss Applicable to Common Shareholders	$(1,210,659)	$(1,450,369)

Net Loss Per Common Share Basic and Diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding basic and diluted	44,362,991	39,750,530

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities

Net loss	$(1,129,759)	$(1,339,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	184,925	127,943
Share-based compensation expense	94,223	107,619
Non-cash interest expense	14,119	38,992
Accretion of discount on asset retirement obligations	—	424
Changes in operating assets and liabilities:
Accounts receivable — oil and gas sales	92,743	14,868
Other assets	11,958	21,634
Current liabilities	(71,215)	(404,878)
Other long term liabilities	(1,600)	6,000
Net cash used in operating activities	(804,606)	(1,426,537)

Cash Flows from Investing Activities

Additions to oil and gas properties	(105,637)	(84,359)
Net cash used in investing activities	(105,637)	(84,359)

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	250,000	922,648
Proceeds from related party note	100,000	125,000
Repayments of notes payable	—	(175,000)
Net cash provided by financing activities	350,000	872,648

Net Decrease in Cash and Cash Equivalents	(560,243)	(638,248)

Cash and Cash Equivalents
Beginning of period	916,741	947,863
End of period	$356,498	$309,615

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$23,096	$306,317

Non-Cash Transactions
Issuance of warrants in connection with promissory notes and private placements	$41,679	$215,730
Dividends on preferred stock	$80,900	$111,230

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2012	5,423,000	$3,873,602	44,253,101	$58,725,579	$3,942,640	$(45,468,931)	$21,072,890
Issuance of common stock and warrants for cash, net	—	—	1,000,000	250,000	—	—	250,000
Share-based compensation	—	—	—	—	94,223	—	94,223
Fair value of warrants issued in connection with notes payable	—	—	—	—	1,609	—	1,609
Net loss	—	—	—	—	—	(1,129,759)	(1,129,759)
Dividends on Series B preferred stock	—	—	—	—	—	(80,900)	(80,900)
Balances, March 31, 2012	5,423,000	$3,873,602	45,253,101	$58,975,579	$4,038,472	$(46,679,590)	$20,208,063

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of GeoPetro Resources Company (“we,” “us,” “our,” “GeoPetro” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2.                LIQUIDITY

As of March 31, 2012, we had a working capital deficit of $1,690,113, and for the three months ended March 31, 2012, our cash used in operating activities amounted to $804,606.  We estimate that our investment needs during the remainder of fiscal year 2012 will amount to $2,345,000 related to our natural gas properties within the Madisonville field, our California properties and our Canadian properties.  Our results of operations have resulted in an accumulated deficit of $46,679,590 from inception through the three months ended March 31, 2012.

We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions; and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of fiscal year 2012 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of fiscal 2012 and future periods on our undeveloped properties.  We will need additional financing to continue our operations and our planned development activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors. Further, we have debt service and lease obligations that will require cash payments.

In April 2012, the Company’s wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant. For the three months ended March 31, 2012, 100% of the Company’s revenue was derived from the natural gas production in the Madisonville Field.

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

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	March 31, 2012	March 31, 2011
Stock options	2,770,000	2,895,000
Warrants	5,894,044	5,057,229
Convertible preferred stock, Series B	5,423,000	7,503,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three months ended March 31, 2012 and March 31, 2011 respectively because their effects were considered antidilutive.

4.                OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2011 other than those discussed below.

In April 2012, the Company’s wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant.

5.                DEBT

As of March 31, 2012 and December 31, 2011 debt consisted of the following:

	March 31, 2012	December 31, 2011
Current
Promissory notes (b)	$75,000	$1,225,000
Related party note (a)	100,000	—
Less discount on promissory notes	(21,231)	(27,615)
Net current notes payable	153,769	1,197,385
Long Term
Promissory notes (b)	1,740,000	590,000
Bridge notes	900,000	900,000
Less discount on promissory notes	(60,167)	(66,293)
Net long term notes payable	2,579,833	1,423,707
Total	$2,733,602	$2,621,092

(a)         In March 2012, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $100,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company agreed to issue 20,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $1,609 (Note 8).  Interest expense accrued on this note for the three month period ending March 31, 2012 was $301.

(b)         In May 2012, the Company extended the maturities of five promissory notes totaling $1,150,000 to January 2014 and two promissory notes totaling $365,000 to May 2014.  In connection with these extensions, the Company extended the warrants to purchase our common stock associated with the notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share.

6.                INCOME TAXES

The effective income tax rates for the three month period ending March 31, 2012 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

7.                STOCKHOLDERS’ EQUITY

In March 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants (Note 8).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

8.                COMMON STOCK WARRANTS

In March 2012, we agreed to issue 20,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of a note payable to Stuart J. Doshi, President and CEO, for $100,000 (Note 5). The warrants expire on March 20, 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,609.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 91.97%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.62% and an expected life of three years.

In March 2012, we agreed to issue 500,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire on March 21, 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $40,070.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 90.87%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.58% and an expected life of three years.

As of March 31, 2012 we have reserved 5,894,044 shares of common stock for the exercise of our stock purchase warrants.

9.                SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financials statements or disclosure in the notes to the consolidated financial statements, except as disclosed below:

In April 2012, the Company’s wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant.

In May 2012, the Company extended the maturities of five promissory notes totaling $1,150,000 to January 2014 and two promissory notes totaling $365,000 to May 2014.  In connection with these extensions, the Company extended the warrants to purchase our common stock associated with the notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share.

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

Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, geological, geophysical and engineering risks and uncertainties, potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Risk Factors”, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for all of our revenues for 2012. We expect the majority of our capital expenditures for the remainder of 2012 will be for the Madisonville Project. Considering our liquidity issues, we may have to raise capital or sell assets on less favorable terms than may otherwise be available in order to accomplish our goals.

Results of Operations

The financial information with respect to the three months ended March 31, 2012 and 2011 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$351,082	$401,349
Plant operating	673,861	717,055
Lease operating	70,912	72,623
General and administrative	486,083	598,421
Depreciation and depletion	184,925	127,943
Loss from operations	(1,064,699)	(1,114,693)
Net loss	(1,129,759)	(1,339,139)
Net loss applicable to common shareholders	$(1,210,659)	$(1,450,369)

Revenue and Operating Trends

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during fiscal 2012. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies generated by consolidating the upstream and midstream portions of the Madisonville Project under common ownership.  We will continue to explore other long term cost savings and efficiency measures at the natural gas treatment plant.  Future plans are to expand the plant capacity from the current design capacity of 18 MMcf/d to 30 MMcf/d.

For the three months ended March 31, 2012, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices.

In April 2012, the Company’s wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of currently depressed natural gas prices caused by the oversupply of natural gas and the abnormally warm winter weather which has reduced the demand for natural gas.  The Company plans to resume its natural gas production from the Madisonville Field when natural gas prices recover from the recently depressed levels, thus providing a better economic return.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant.

Industry Overview for the three months ended March 31, 2012

Natural gas prices have been volatile due to concerns surrounding the recent global financial crisis and a resultant decline in demand for natural gas, an increase in production from shale gas, and the relatively mild winter just completed. Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage. These factors have recently led to natural gas prices falling to 10-year lows.

Company Overview for the three months ended March 31, 2012

Our net loss applicable to common shareholders for the three months ended March 31, 2012 was $1,210,659. From our inception through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through March 31, 2012 of $46,679,590.  All of our natural gas sales for the three months ended March 31, 2012 were derived from our Madisonville Project, from three producing wells, the Magness #1 well, the Fannin #1 well and the Mitchell #1 well.

Comparison of Results of Operations for the three months ended March 31, 2012 and 2011

Gross natural gas revenues for the three months ended March 31, 2012 were $351,082. During this 2012 period, the sales of gas from our wells amounted to 161,377 Mcf and our average natural gas price realized was $2.18 per Mcf. Gross natural gas revenues for the three months ended March 31, 2011 were $401,349. During this 2011 period, the sales of gas from our wells amounted to 106,946 Mcf and our average natural gas price realized was $3.75 per Mcf. Revenues decreased for the three months ended March 31, 2012 as compared to the prior year period, despite a 51% increase in production volumes, due to a 42% decrease in natural gas prices.

Plant operating expenses for the three months ended March 31, 2012 were $673,861 as compared to $717,055 for the three months ended March 31, 2011. The decrease in plant operating expense of $43,194 or 6% was primarily attributable to continued cost cutting measures at our facility.

Lease operating expenses for the three months ended March 31, 2012 were $70,912. Our net average lifting cost for this 2012 period was $0.44 per Mcf. Lease operating expenses for the three months ended March 31, 2011 were $72,623. Our net average lifting cost for this 2011 period was $0.68 per Mcf. The average lifting cost per Mcf in 2012 was lower due to higher production volumes while most of the lease operating expenses such as salaries, insurance, and ad valorem property taxes were fixed costs.

General and administrative expenses (“G&A”) for the three months ended March 31, 2012 were $486,083 as compared to $598,421 for the three months ended March 31, 2011. The decrease in G&A of $112,338 or 19% was primarily attributable to reduced professional fees.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended March 31, 2012 was $184,925 as compared to $127,943 for the three months ended March 31, 2011. These amounts primarily represent amortization of the oil and gas properties. The 45% increase was primarily attributable to higher production volumes.

The loss from operations for the three months ended March 31, 2012 was $1,064,699 as compared to $1,114,693 for the three months ended March 31, 2011. The decrease in the loss from operations was primarily attributable to lower operating and administrative expenses.

Interest expense for the three months ended March 31, 2012 was $67,342 as compared to $224,577 for the three months ended March 31, 2011.  The lower interest expense in the 2012 period was primarily attributable to the retirement of the Bank of Oklahoma debt in September 2011.

Recent Developments

In March 2012, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $100,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with the note, the Company agreed to issue 20,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In March 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In April 2012, the Company’s wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of currently depressed natural gas prices caused by the oversupply of natural gas and the abnormally warm winter weather which has reduced the demand for natural gas.  We plan to resume our natural gas production from the Madisonville Field when natural gas prices recover from the recently depressed levels, thus providing a better economic return.  We will monitor market conditions and bring our natural gas production back on stream as market conditions warrant.

In April 2012, Nick DeMare indicated that he will not stand for reelection at this year’s Annual Meeting.  Mr. DeMare did not reference any disagreement with the Company on any matter.  Mr. DeMare indicated that he needed to resign in order to devote all of his attention to managing his own company and his other business interests.

In April 2012, in accordance with the provisions of the Company’s Bylaws, the Board of Directors unanimously adopted a resolution to reduce the size of the Board of Directors from 6 to 5 directors, effective upon the expiration of the current directors’ term of office.

In May 2012, the Company extended the maturities of five promissory notes totaling $1,150,000 to January 2014 and two promissory notes totaling $365,000 to May 2014.  In connection with these extensions, the Company extended the warrants to purchase our common stock associated with the notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share.

Liquidity and Capital Resources

We had a working capital deficit of $1,690,113 at March 31, 2012 versus $2,059,100 at December 31, 2011. Our working capital deficit decreased during the three months ended March 31, 2012 primarily due to the extension of five promissory notes, despite losses incurred in connection with natural gas operations. Due to the current natural gas commodity price environment, the results of our natural gas operations amounted to a loss of $1,064,699 for the three months ended March 31, 2012.

Our cash balance at March 31, 2012 was $356,498 as compared to $916,741 at December 31, 2011. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2011	$916,741
Sources of cash:
Cash provided by financing activities	350,000
Total sources of cash including cash on hand	1,266,741
Uses of cash:
Cash used in operating activities	(804,606)
Cash used in investing activities	(105,637)
Total uses of cash	(910,243)
Cash balance at March 31, 2012	$356,498

Net cash used in operating activities of $804,606 and $1,426,537 for the three months ended March 31, 2011 and 2010, respectively, are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Proceeds from sale of common shares	$250,000	$922,648
Proceeds from related party note	100,000	125,000
Repayment of notes payable	—	(175,000)
Net cash provided by financing activities	$350,000	$872,648

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and to invest in oil and natural gas properties and the gas treatment plant. These investments totaled $105,637 and $84,359 for the three months ended March 31, 2012 and 2011, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan.  See “Outlook for 2012 Capital” for a description of our expected capital expenditures for the year of 2012. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

As discussed in the “Outlook for 2012 Capital”, we are forecasting capital expenditures of $2.3 million during the remainder of 2012. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.  Additionally, as a result of the current economic conditions, the Company may have difficulty raising sufficient funds to meet our projected funding requirements.

We hold working interests and overriding royalty interest in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2012 and future periods.  Exploratory and developmental drilling is scheduled during 2012 and future periods on our undeveloped properties.  We are attempting to raise additional cash through the sale or farmout of certain of our unproved properties.  We also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors. Further, we have debt service and lease obligations that will require cash payments.

As a result of the Company’s liquidity issues, it may be required to sell certain assets or raise capital with terms that may not be as favorable as might otherwise be available.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes to our contractual obligations since December 31, 2011 except items described in “Recent Developments”.

Off Balance Sheet Arrangements

None.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place.  Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, or other gas financial instruments in 2012.

Outlook for 2012 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $2,345,000 during the remainder of fiscal 2012, allocated as follows:

1.                 Madisonville Project, Madison County, Texas — Approximately $2,095,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover; $1,445,000 toward the fracture stimulation and hook up costs of the Wilson Well.

2.                  California — Approximately $100,000 to be utilized for land and permitting costs.

3.                  Canada – Approximately $150,000 to be utilized for permitting costs.

The Company also has future plans to expand the gas treatment plant at a cost of approximately $4,000,000.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2012 cash flow projections.  See “Liquidity and Capital Resources.”

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

Changing prices have had a significant impact on costs for drilling and completing wells, particularly in the Madisonville Field area where we are currently the most active. The estimated cost of drilling and completing a Rodessa formation well at approximately 12,300 feet of depth has increased from $3.0 million in 2001 to $4.2 million in 2012 due to higher costs associated with tubular goods, well equipment, and day rates for drilling contracts, among other factors. These higher costs have impacted and will continue to impact our income from operations in the form of higher depletion expense.

Critical Accounting Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that face participants in the U.S., Canadian and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the principal risks faced by us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  Based on this evaluation, we have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, referred to as our 2011 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2011 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Unregistered Sales of Securities

In March 2012, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $100,000.  In connection with the note, the Company agreed to issue 20,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In March 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

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

Use of Proceeds

Proceeds realized will be spent in the following order of priority by the Company:

(1)                    Debt Service

(2)                    General Working Capital

(3)                    Madisonville Project, Madison County

(4)                    California Project

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32.1 (1)	Certification of Chief Executive Officer and Principal Accounting Officer of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

101 (1)

The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1)         Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2012.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Principal Accounting Officer