Form 10-Q
period 2012-06-30
GEOPETRO RESOURCES CO
filed 2012-08-14
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(415) 398-8186
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

There were 45,253,101 shares of no par value common stock outstanding on August 14, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$113,084	$916,741
Trade accounts receivable—oil and gas sales	—	165,160
Accounts receivable—other	5,460	5,560
Prepaid expenses	75,689	88,931
Total current assets	194,233	1,176,392

Oil and Gas Properties, at cost (full cost method)
Unproved properties	7,058,804	6,931,499
Proved properties	52,977,232	52,977,232
Gas processing plant, at cost	5,533,910	5,533,910
Less—accumulated depletion, depreciation, and impairment	(41,083,270)	(40,823,082)
Net oil and gas properties	24,486,676	24,619,559

Furniture, Fixtures and Equipment, at cost, net of depreciation	35,498	42,288
Other Assets	44,600	44,600
Total Assets	$24,761,007	$25,882,839

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade payables	$1,066,814	$969,617
Current portion of notes payable	55,045	1,197,385
Notes payable - related party	400,000	—
Interest payable	71,435	16,570
Dividends payable	710,212	548,411
Other taxes payable	66,051	164,796
Royalty owners payable	327,855	338,713
Total current liabilities	2,697,412	3,235,492

Long Term Notes Payable	2,587,197	1,423,707
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	71,849	75,750
Total Liabilities	5,431,458	4,809,949

Shareholders' Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,423,000 shares issued and outstanding. Liquidation preference of $4,067,250.	3,873,602	3,873,602
Common stock, no par value; 100,000,000 shares authorized; 45,253,101 and 44,253,101 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	58,975,579	58,725,579
Additional paid-in capital	4,138,311	3,942,640
Accumulated deficit	(47,657,943)	(45,468,931)
Total shareholders' equity	19,329,549	21,072,890
Total Liabilities and Shareholders' Equity	$24,761,007	$25,882,839

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2012	2011
Revenues
Natural gas sales	$-	$206,590

Costs and Expenses
Plant operating	197,688	604,781
Lease operating	70,313	65,842
General and administrative	476,080	498,198
Depreciation and depletion	82,053	93,857
Total costs and expenses	826,134	1,262,678

Loss from Operations	(826,134)	(1,056,088)

Other Income (Expense)
Interest expense	(72,616)	(174,833)
Interest income	24	106
Other income	2,074	3,779
Total other income (expense)	(70,518)	(170,948)

Loss Before Taxes	(896,652)	(1,227,036)

Income tax expense	(800)	-

Net Loss	(897,452)	(1,227,036)

Preferred stock dividend	(80,901)	(111,230)

Net Loss Applicable to Common Shareholders	$(978,353)	$(1,338,266)

Net Loss Per Common Share Basic and Diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding basic and diluted	45,253,101	41,859,948

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2012	2011
Revenues
Natural gas sales	$351,082	$607,939

Costs and Expenses
Plant operating	871,549	1,321,837
Lease operating	141,225	138,465
General and administrative	962,163	1,096,619
Depreciation and depletion	266,978	221,800
Total costs and expenses	2,241,915	2,778,721

Loss from Operations	(1,890,833)	(2,170,782)

Other Income (Expense)
Interest expense	(139,958)	(399,411)
Interest income	176	237
Other income	4,204	3,779
Total other income (expense)	(135,578)	(395,395)

Loss Before Taxes	(2,026,411)	(2,566,177)

Income tax expense	(800)	-

Net Loss	(2,027,211)	(2,566,177)

Preferred stock dividend	(161,801)	(223,467)

Net Loss Applicable to Common Shareholders	$(2,189,012)	$(2,789,644)

Net Loss Per Common Share Basic and Diluted	$(0.05)	$(0.07)

Weighted average number of common shares outstanding basic and diluted	44,808,046	40,811,066

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities

Net loss	$(2,027,211)	$(2,566,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	266,978	221,800
Share-based compensation expense	188,445	201,499
Non-cash interest expense	28,376	78,816
Accretion of discount on asset retirement obligations	-	2,190
Changes in operating assets and liabilities:
Accounts receivable – oil and gas sales	165,160	125,593
Other assets	13,342	(40,121)
Current liabilities	42,459	(506,664)
Other long term liabilities	(3,901)	6,000
Net cash used in operating activities	(1,326,352)	(2,477,064)

Cash Flows from Investing Activities

Additions to oil and gas properties	(127,305)	(91,417)
Dispositions of oil and gas properties	-	325,000
Net cash provided by (used in) investing activities	(127,305)	233,583

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	250,000	1,479,208
Proceeds from promissory notes	-	600,000
Repayments of promissory notes	-	(175,000)
Proceeds from related party notes	400,000	125,000
Net cash provided by financing activities	650,000	2,029,208

Net Decrease in Cash and Cash Equivalents	(803,657)	(214,273)

Cash and Cash Equivalents
Beginning of period	916,741	947,863
End of period	$113,084	$733,590

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$56,717	$306,317
Cash paid for income taxes	800	-

Non-Cash Transactions
Issuance of warrants in connection with promissory notes and private placements	$47,296	$380,835
Dividends on preferred stock	$161,801	$223,467

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2012	5,423,000	$3,873,602	44,253,101	$58,725,579	$3,942,640	$(45,468,931)	$21,072,890
Issuance of common stock and warrants for cash, net	—	—	1,000,000	250,000	—	—	250,000
Share-based compensation	—	—	—	—	188,445	—	188,445
Fair value of warrants issued in connection with notes payable	—	—	—	—	7,226	—	7,226
Net loss	—	—	—	—	—	(2,027,211)	(2,027,211)
Dividends on Series B preferred stock	—	—	—	—	—	(161,801)	(161,801)
Balances, June 30, 2012	5,423,000	$3,873,602	45,253,101	$58,975,579	$4,138,311	$(47,657,943)	$19,329,549

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of GeoPetro Resources Company ("we," "us," "our," "GeoPetro" or the "Company") are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro's Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of GeoPetro and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. The computation of share-based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

  2.            LIQUIDITY

As of June 30, 2012, we had a working capital deficit of $2,503,179, and for the six months ended June 30, 2012, our cash used in operating activities amounted to $1,326,352.  We estimate that our investment needs for the remainder of fiscal year 2012 and 2013 will amount to $2,445,000 related to our natural gas properties within the Madisonville field, our California properties and our Canadian properties.  Our results of operations have resulted in an accumulated deficit of $47,657,943 from inception through the six months ended June 30, 2012.

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

 In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant. For the six months ended June 30, 2012, 100% of the Company's revenue was derived from the natural gas production in the Madisonville Field.

As of June 30, 2012, Stuart J. Doshi, President and CEO, has advanced to the Company seven loans totaling $400,000.  The notes bear interest at 10% per annum and are payable on demand (Note 5).

Subsequent to June 30, 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand (Note 9).

As a result of the Company's liquidity issues, it may be required to sell certain assets or raise capital with terms that may not be as favorable as might otherwise be available.

3.              LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	June 30, 2012	June 30, 2011
Stock options	2,770,000	2,745,000
Warrants	5,954,044	5,563,194
Convertible Preferred Stock, Series B	5,423,000	7,503,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2012 and June 30, 2011 respectively because their effects were considered antidilutive.

  4.            OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2011 other than those discussed below.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant.

In June 2012, the Company’s wholly owned subsidiary, GeoPetro Canada Ltd., acquired the remaining two-thirds (2/3) working interest in the Swan Hills Project, Central Alberta, Canada in exchange for an overriding royalty interest.  Following the acquisition, the Company now owns 100% of the working interest in the Project.

The Company has proved undeveloped reserves included in the carrying value of its Proved properties.  If the Company is unable to develop these reserves, it may be required to impair the Proved property asset in the future.

  5.            DEBT

As of June 30, 2012 and December 31, 2011 debt consisted of the following:

	June 30, 2012	December 31, 2011
Current
Promissory notes (b)	$75,000	$1,225,000
Related party notes (a)	400,000	—
Less discount on promissory notes	(19,955)	(27,615)
Net current notes payable	455,045	1,197,385
Long Term
Promissory notes (b)	2,640,000	1,490,000
Less discount on promissory notes	(52,803)	(66,293)
Net long term notes payable	2,587,197	1,423,707
Total	$3,042,242	$2,621,092

(a)
In March 2012, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $100,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company agreed to issue 20,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $1,609 (Note 8).  Interest expense accrued on this note for the six months ended June 30, 2012 was $2,787.

In May 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000. The notes bear interest at 10% per annum and are payable on demand. In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock at $0.50 per share for a period of three years. The fair value of the warrants issued was $561 (Note 8). Interest expense accrued on these notes for the six months ended June 30, 2012 was $642.

In June 2012, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $225,000. The notes bear interest at 10% per annum and are payable on demand. In connection with these notes, the Company agreed to issue 45,000 warrants to purchase our common stock at $0.50 per share for a period of three years. The fair value of the warrants issued was $1,481 (Note 8). Interest expense accrued on these notes for the six months ended June 30, 2012 was $475.

(b)	In May 2012, the Company extended the maturities of five promissory notes totaling $1,150,000 to January 2014 and two promissory notes totaling $365,000 to May 2014. In connection with these extensions, the Company extended 151,500 warrants to purchase our common stock associated with the notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share. The fair value of the extension of the warrants was $3,575 (Note 8).

6.              INCOME TAXES

The effective income tax rates for the six month period ending June 30, 2012 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

7.              STOCKHOLDERS' EQUITY

In March 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants (Note 8).  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

8.              COMMON STOCK WARRANTS

In March 2012, we agreed to issue 20,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of a note payable to Stuart J. Doshi, President and CEO, for $100,000 (Note 5). The warrants expire in March 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,609.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 91.97% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.62% and an expected life based on the expiration date of the warrants of three years.

In March 2012, we agreed to issue 500,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in March 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $40,070.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 90.87% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.58% and an expected life based on the expiration date of the warrants of three years.

In May 2012, we agreed to extend 151,500 warrants to purchase our common shares for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share in connection with the extension of seven notes payable totaling $1,515,000 (Note 5). The extended warrants expire in December 2013, May 2014 and June 2014.  The total fair value of the extension of the warrants as calculated using the Black-Scholes pricing model was $3,575.  Key assumptions used in valuing the extension of the warrants included: an estimated dividend yield of 0%, volatility of 80.57% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.27% and an expected life based on the extension of the expiration date of the warrants of between 1.6 and 2.1 years.

In May 2012, we agreed to issue 15,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of two notes payable to Stuart J. Doshi, President and CEO, totaling $75,000 (Note 5). The warrants expire in May 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $561.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 82.35% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.38% to 0.42% and an expected life based on the expiration date of the warrants of three years.

In June 2012, we agreed to issue 45,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of four notes payable to Stuart J. Doshi, President and CEO, totaling $225,000 (Note 5). The warrants expire in June 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,481.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of between 81.20% to 88.85% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.35% to 0.41% and an expected life based on the expiration date of the warrants of three years.

As of June 30, 2012 we have reserved 5,954,044 shares of common stock for the exercise of our stock purchase warrants.

9.              SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below:

In July 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock at $0.50 per share for a period of three years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and  natural gas, economic and competitive conditions, regulatory changes, estimates of proved reserves, geological, geophysical and engineering risks and uncertainties,  potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in "Risk Factors", all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

Overview

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 249,042 gross (38,113 net) acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

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

Results of Operations

The financial information with respect to the three and six months ended June 30, 2012 and 2011 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$-	$206,590	$351,082	$607,939
Plant operating	197,688	604,781	871,549	1,321,837
Lease operating	70,313	65,842	141,225	138,465
General and administrative	476,080	498,198	962,163	1,096,619
Depreciation and depletion	82,053	93,857	266,978	221,800
Loss from operations	(826,134)	(1,056,088)	(1,890,833)	(2,170,782)
Net loss	(897,452)	(1,227,036)	(2,027,211)	(2,566,177)
Net loss applicable to common shareholders	$(978,353)	$(1,338,266)	$(2,189,012)	$(2,789,644)

Revenue and Operating Trends

For the three and six months ended June 30, 2012, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of currently depressed natural gas prices caused by the oversupply of natural gas and the abnormally warm winter weather which has reduced the demand for natural gas.  The Company plans to resume its natural gas production from the Madisonville Field when natural gas prices recover from the recently depressed levels, thus providing a better economic return.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant.

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during  the fiscal periods of 2012 and 2013. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies generated by consolidating the upstream and midstream portions of the Madisonville Project under common ownership. We will continue to explore other long term cost savings and efficiency measures at the natural gas treatment plant.  Future plans are to expand the plant capacity from the current design capacity of 18 MMcf/d to 30 MMcf/d.

Industry Overview for the three and six months ended June 30, 2012

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

Company Overview for the three and six months ended June 30, 2012

Our net loss applicable to common shareholders for the three and six months ended June 30, 2012 was $978,353 and $2,189,012, respectively.  From our inception through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through June 30, 2012 of $47,657,943.  All of our natural gas sales for three and six months ended June 30, 2012 were derived from our Madisonville Project, from three producing wells, the Magness #1 well, the Fannin #1 well and the Mitchell #1 well.

Comparison of Results of Operations for the three months ended June 30, 2012 and 2011

We had no gross natural gas revenues for the three months ended June 30, 2012.  Gross natural gas revenues for the three months ended June 30, 2011 were $206,590. During this 2011 period, the sales of natural gas from our wells amounted to 52,255 Mcf and our average natural gas price realized was $3.95 per Mcf. The decrease in revenues was due to the temporary shut-in of the Madisonville Field in 2012 as a result of low natural gas prices.

Plant operating expenses for the three months ended June 30, 2012 were $197,688 as compared to $604,781 for the three months ended June 30, 2011.  The decrease in plant operating expenses of $407,093 or 67% was primarily attributable to the suspension of plant operations as a result of the temporary shut-in of the Madisonville Field.

Lease operating expenses for the three months ended June 30, 2012 were $70,313.  Lease operating expenses for the three months ended June 30, 2011 were $65,842. Our net average lifting cost for this 2011 period was $1.26 per Mcf. The increase in total lifting cost of $4,471 or 7% was primarily attributable to the payment of shut-in royalties in 2012, despite other reductions in our lease operating expenses.

General and administrative expenses ("G&A") for the three months ended June 30, 2012 were $476,080 as compared to $498,198 for the three months ended June 30, 2011. The decrease in G&A of $22,118 or 4% was primarily attributable to a one time listing fee for newly issued common shares in 2011.

Depreciation, depletion and amortization expense ("DD&A") for the three months ended June 30, 2012 was $82,053 as compared to $93,857 for the three months ended June 30, 2011.  The 13% decrease was primarily attributable to reduced depletion as a result of the temporary shut-in of the Madisonville Field.

The loss from operations for the three months ended June 30, 2012 was $826,134 as compared to $1,056,088 for the three months ended June 30, 2011. The decrease in the loss from operations was primarily attributable to lower plant operating expenses as a result of the temporary shut-in of the Madisonville Field.

Interest expense for the three months ended June 30, 2012 was $72,616 as compared to $174,833 for the three months ended June 30, 2011.  The decrease in interest expense was primarily attributable to the retirement of the Bank of Oklahoma debt in September 2011.

Comparison of Results of Operations for the six months ended June 30, 2012 and 2011

Gross natural gas revenues for the six months ended June 30, 2012 were $351,082. During this 2012 period, the sales of natural gas from our wells amounted to 161,377 Mcf and our average natural gas price realized was $2.18 per Mcf.  Gross natural gas revenues for the six months ended June 30, 2011 were $607,939. During this 2011 period, the sales of natural gas from our wells amounted to 159,201 Mcf and our average natural gas price realized was $3.82 per Mcf.  Revenues decreased for the six months ended June 30, 2012 as compared to the prior year period, despite a 1% increase in production volumes, due to a 43% decrease in natural gas prices.

Plant operating expenses for the six months ended June 30, 2012 were $871,549 as compared to $1,321,837 for the six months ended June 30, 2011.  The decrease in plant operating expenses of $450,288 or 34% was primarily attributable to the suspension of plant operations as a result of the temporary shut-in of the Madisonville Field.

Lease operating expenses for the six months ended June 30, 2012 were $141,225. Our net average lifting cost for this 2012 period was $0.88 per Mcf.  Lease operating expenses for the six months ended June 30, 2011 were $138,465. Our net average lifting cost for this 2011 period was $0.87 per Mcf. The average lifting cost per Mcf in 2012 was slightly higher due to the payment of shut-in royalties in 2012, despite other reductions in our lease operating expenses.

General and administrative expenses ("G&A") for the six months ended June 30, 2012 were $962,163 as compared to $1,096,619 for the six months ended June 30, 2011. The decrease in G&A of $134,456 or 12% was primarily attributable to reduced expenses for investor relations, professional fees and the one time listing fee for newly issued common shares in 2011.

Depreciation, depletion and amortization expense ("DD&A") for the six months ended June 30, 2012 was $266,978 as compared to $221,800 for the six months ended June 30, 2011. These amounts primarily represent amortization of the oil and gas properties. The 20% increase was primarily attributable to higher depreciation for the Madisonville treatment plant.

The loss from operations for the six months ended June 30, 2012 was $1,890,833 as compared to $2,170,782 for the six months ended June 30, 2011. The decrease in the loss from operations was primarily attributable to lower plant operating expenses as a result of the temporary shut-in of the Madisonville Field.

Interest expense for the six months ended June 30, 2012 was $139,958 as compared to $399,411 for the six months ended June 30, 2011.  The decrease in interest expense was primarily attributable to the retirement of the Bank of Oklahoma debt in September 2011.

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

In March 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of currently depressed natural gas prices caused by the oversupply of natural gas and the abnormally warm winter weather which has reduced the demand for natural gas.  We plan to resume our natural gas production from the Madisonville Field when natural gas prices recover from the recently depressed levels, thus providing a better economic return.  We will monitor market conditions and bring our natural gas production back on stream as market conditions warrant.

In April 2012, Nick DeMare indicated that he will not stand for reelection at this year's Annual Meeting.  Mr. DeMare did not reference any disagreement with the Company on any matter.  Mr. DeMare indicated that he needed to resign in order to devote all of his attention to managing his own company and his other business interests.

In April 2012, in accordance with the provisions of the Company's Bylaws, the Board of Directors unanimously adopted a resolution to reduce the size of the Board of Directors from 6 to 5 directors, effective upon the expiration of the current directors' term of office.

In May 2012, the Company extended the maturities of five promissory notes totaling $1,150,000 to January 2014 and two promissory notes totaling $365,000 to May 2014.  In connection with these extensions, the Company extended 151,500 warrants to purchase our common stock associated with the notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share.

In May 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

 In June 2012, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $225,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company agreed to issue 45,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In June 2012, the Company’s wholly owned subsidiary, GeoPetro Canada Ltd., acquired the remaining two-thirds (2/3) working interest in the Swan Hills Project, Central Alberta, Canada in exchange for an overriding royalty interest.  Following the acquisition, the Company now owns 100% of the working interest in the Project.

On June 28, 2012, the Company received notice from NYSE MKT LLC (the “Exchange”) indicating that the Company is not in compliance with one of the Exchange’s continued listing standards. Specifically, the Exchange has notified the Company that it is not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide in that the Exchange believes that the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In order to maintain the listing of the Company’s common stock on the Exchange, the Company was required to submit a plan to the Exchange by July 30, 2012, addressing how the Company intended to regain compliance with Section 1003(a)(iv) by September 28, 2012 (the “Plan Period”). On July 30, 2012, the Company filed a plan with the Exchange as required. If the Exchange accepts the plan, then the Company may be able to continue the listing of its common stock on the Exchange during the Plan Period, during which time the Company will be subject to periodic reviews to determine whether it is making progress consistent with the plan. If the Company has failed to submit a plan acceptable to the Exchange or if the Company is not in compliance with the continued listing standards of the Exchange’s Company Guide by September 28, 2012, or if the Exchange determines that the Company is not making progress consistent with the plan during the Plan Period, then the Exchange will initiate delisting proceedings as appropriate.

In July 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

Liquidity and Capital Resources

We had a working capital deficit of $2,503,179 at June 30, 2012 versus $2,059,100 at December 31, 2011. Our working capital deficit increased during the six months ended June 30, 2012 due primarily to losses incurred in connection with natural gas operations. Due to the current natural gas commodity price environment and the temporary shut-in of the Madisonville Field, the results of our natural gas operations amounted to a loss of $1,890,833 for the six months ended June 30, 2012.

Our cash balance at June 30, 2012 was $113,084 as compared to $916,741 at December 31, 2011. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2011	$916,741
Sources of cash:
Cash provided by financing activities	650,000
Total sources of cash including cash on hand	1,566,741
Uses of cash:
Cash used in operating activities	(1,326,352)
Cash used in investing activities	(127,305)
Total uses of cash	(1,453,657)
Cash balance at June 30, 2012	$113,084

Net cash used in operating activities of $1,326,352 and $2,477,064 for the six months ended June 30, 2012 and 2011 respectively are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
Proceeds from sale of common shares	$250,000	$1,479,208
Proceeds from promissory notes	-	600,000
Repayment of promissory notes	-	(175,000)
Proceeds from related party notes	400,000	125,000
Net cash provided by financing activities	$650,000	$2,029,208

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and to invest in oil and natural gas properties and the gas treatment plant. These investments totaled $127,305 and $91,417 for the six months ended June 30, 2012 and 2011, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. See "Outlook for 2012/2013 Capital" for a description of our expected capital expenditures for the years of 2012 and 2013. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

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

As discussed in the "Outlook for 2012/2013 Capital", we are forecasting capital expenditures of $2.4 million during the remainder of 2012 and for 2013. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.  Additionally, as a result of the current economic conditions, the Company may have difficulty raising sufficient funds to meet our projected funding requirements.

As a result of the Company's liquidity issues, it may be required to sell certain assets or raise capital with terms that may not be as favorable as might otherwise be available.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no material changes to our contractual obligations since December 31, 2011 except items described in "Recent Developments".

Off Balance Sheet Arrangements

None.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place.  Our natural gas marketing contracts use "spot" market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, or other gas financial instruments in 2012.

Outlook for 2012/2013 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $2,445,000 during the remainder of fiscal 2012 and 2013, allocated as follows:

1.
Madisonville Project, Madison County, Texas – Approximately $2,095,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover; $1,445,000 toward the fracture stimulation and hook up costs of the Wilson well.

2.	California – Approximately $200,000 to be utilized for land and permitting costs.

3.	Canada – Approximately $150,000 to be utilized for permitting costs.

The Company also has future plans to expand the gas treatment plant at a cost of approximately $4,000,000.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2012 and 2013 cash flow projections.  See "Liquidity and Capital Resources."

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

Risks and Uncertainties

There are a number of risks that face participants in the U.S., Canadian and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the principal risks faced by us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  Based on this evaluation, we have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, referred to as our 2011 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2011 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

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

In March 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In May 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In June 2012, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $225,000.  In connection with these notes, the Company agreed to issue 45,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In July 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

GeoPetro issued the aforementioned common shares and warrants in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D thereunder. GeoPetro relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the purchasers, including the representations with respect to each purchaser's status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each purchaser's investment intent with respect to the securities purchased.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all material aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

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

101 (1)
The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1) Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2012.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Principal Accounting Officer