Form 10-Q
period 2012-09-30
GEOPETRO RESOURCES CO
filed 2012-11-14
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 45,478,101 shares of no par value common stock outstanding on November 14, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$242,455	$916,741
Trade accounts receivable—oil and gas sales	—	165,160
Accounts receivable—other	138,335	5,560
Prepaid expenses	65,857	88,931
Total current assets	446,647	1,176,392

Oil and gas properties, at cost (full cost method)
Unproved properties	6,469,974	6,931,499
Proved properties	53,074,102	52,977,232
Gas processing plant, at cost	5,533,910	5,533,910
Less—accumulated depletion, depreciation, and impairment	(41,782,583)	(40,823,082)
Net oil and gas properties	23,295,403	24,619,559

Furniture, fixtures and equipment, at cost, net of depreciation	32,104	42,288
Other assets	44,600	44,600
Total Assets	$23,818,754	$25,882,839

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade payables	$1,150,777	$969,617
Current portion of notes payable	232,559	1,197,385
Notes payable – related party	475,000	—
Interest payable	131,934	16,570
Dividends payable	792,001	548,411
Taxes payable	97,414	164,796
Royalty owners payable	327,852	338,713
Total current liabilities	3,207,537	3,235,492

Long Term Notes Payable	2,421,415	1,423,707
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	69,198	75,750
Total Liabilities	5,773,150	4,809,949

Shareholders' Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,423,000 shares issued and outstanding. Liquidation preference of $4,067,250.	3,873,602	3,873,602
Common stock, no par value; 100,000,000 shares authorized; 45,478,101 and 44,253,101 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	59,007,079	58,725,579
Additional paid-in capital	4,237,015	3,942,640
Accumulated deficit	(49,072,092)	(45,468,931)
Total shareholders' equity	18,045,604	21,072,890
Total Liabilities and Shareholders' Equity	$23,818,754	$25,882,839

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2012	2011
Revenues
Natural gas sales	$—	$—

Costs and Expenses
Plant operating	95,638	581,370
Lease operating	24,177	19,407
General and administrative	443,427	510,854
Depreciation and depletion	82,051	61,324
Impairment of oil and gas properties	620,656	750,133
Total costs and expenses	1,265,949	1,923,088

Loss from operations	(1,265,949)	(1,923,088)

Other Income (Expense)
Interest expense	(77,658)	(153,725)
Interest income	—	88
Other income (expense)	20,111	(5)
Gain on sale of equipment	—	4,069,640
Total other income (expense)	(57,547)	3,915,998

Income (Loss) Before Taxes	(1,323,496)	1,992,910

Income tax expense	(8,864)	(800)

Net Income (Loss)	(1,332,360)	1,992,110

Preferred stock dividend	(81,789)	(112,392)

Net Income (Loss) Applicable to Common Shareholders	$(1,414,149)	$1,879,718

Net Income (Loss) Per Common Share Basic and Diluted	$(0.03)	$0.04

Weighted average number of common shares outstanding basic and diluted	45,327,277	42,243,536

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2012	2011
Revenues
Natural gas sales	$351,082	$607,939

Costs and Expenses
Plant operating	967,187	1,903,206
Lease operating	165,402	157,872
General and administrative	1,405,590	1,607,473
Depreciation and depletion	349,029	283,124
Impairment of oil and gas properties	620,656	750,133
Total costs and expenses	3,507,864	4,701,808

Loss from operations	(3,156,782)	(4,093,869)

Other Income (Expense)
Interest expense	(217,616)	(553,136)
Interest income	176	325
Other income	24,315	3,769
Gain on sale of equipment	—	4,069,640
Total other income (expense)	(193,125)	3,520,598

Loss Before Taxes	(3,349,907)	(573,271)

Income tax expense	(9,664)	(800)

Net Loss	(3,359,571)	(574,071)

Preferred stock dividend	(243,590)	(335,858)

Net Loss Applicable to Common Shareholders	$(3,603,161)	$(909,929)

Net Loss Per Common Share Basic and Diluted	$(0.08)	$(0.02)

Weighted average number of common shares outstanding basic and diluted	44,982,116	41,293,803

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities

Net loss	$(3,359,571)	$(574,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	349,029	283,124
Share-based compensation expense	318,334	295,550
Non-cash interest expense	40,423	116,617
Accretion of discount on asset retirement obligations	—	3,490
Impairment of oil and gas properties	620,656	750,133
Gain on sale of equipment	—	(4,069,640)
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	165,160	125,593
Other assets	23,174	(42,613)
Current liabilities	184,125	(179,647)
Other long term liabilities	(6,552)	2,415
Net cash used in operating activities	(1,665,222)	(3,289,049)

Cash Flows from Investing Activities

Additions to oil and gas properties	(138,863)	(1,167,854)
Dispositions of oil and gas properties	404,799	9,250,000
Net cash provided by investing activities	265,936	8,082,146

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	250,000	1,479,208
Proceeds from promissory notes	—	1,000,000
Repayments of promissory notes	—	(5,697,847)
Proceeds from related party notes	475,000	125,000
Repayments of related party notes	—	(125,000)
Net cash provided by (used in) financing activities	725,000	(3,218,639)

Net Increase (Decrease) in Cash and Cash Equivalents	(674,286)	1,574,458

Cash and Cash Equivalents
Beginning of period	916,741	947,863
End of period	$242,455	$2,522,321

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$61,829	$572,376
Cash paid for income taxes	$9,664	$800

Non-Cash Transactions
Issuance of warrants	$50,597	$383,040
Accrual of dividends on preferred stock	$243,590	$335,858

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2012	5,423,000	$3,873,602	44,253,101	$58,725,579	$3,942,640	$(45,468,931)	$21,072,890
Issuance of common stock and warrants for cash, net	—	—	1,000,000	250,000	—	—	250,000
Share-based compensation	—	—	225,000	31,500	286,834	—	318,334
Fair value of warrants issued in connection with notes payable	—	—	—	—	7,541	—	7,541
Net loss	—	—	—	—	—	(3,359,571)	(3,359,571)
Dividends on Series B preferred stock	—	—	—	—	—	(243,590)	(243,590)
Balances, September 30, 2012	5,423,000	$3,873,602	45,478,101	$59,007,079	$4,237,015	$(49,072,092)	$18,045,604

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

2.     LIQUIDITY

As of September 30, 2012, we had a working capital deficit of $2,760,890, and for the nine months ended September 30, 2012, our cash used in operating activities amounted to $1,665,222.  If capital is available, we estimate that our investment needs during the remainder of fiscal year 2012 and 2013 will amount to $10,676,000 related to our natural gas properties within the Madisonville field, our California properties and our Canadian properties.  Our results of operations have resulted in an accumulated deficit of $49,072,092 from inception through the nine months ended September 30, 2012.

We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions for the remainder of fiscal year 2012 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of fiscal 2012 and future periods on our undeveloped properties.  We will need additional financing to continue development. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service, lease obligations and dividend requirements that will require cash payments.

 In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant. For the nine months ended September 30, 2012, 100% of the Company's revenue was derived from the natural gas production in the Madisonville Field.

As of September 30, 2012, Stuart J. Doshi, President and CEO, has advanced to the Company nine loans totaling $475,000.  The notes bear interest at 10% per annum and are payable on demand (Note 5).

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves and/or raise capital with terms that may not be as favorable as might otherwise be available.

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

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	September 30, 2012	September 30, 2011
Stock options	3,445,000	2,770,000
Warrants	5,399,265	5,546,044
Convertible Preferred Stock, Series B	5,423,000	7,423,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and nine months ended September 30, 2012 and September 30, 2011 respectively because their effects were considered antidilutive.

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

In August 2012, the Company sold certain oil and gas properties for approximately $500,000, of which approximately $100,000 has been recorded as accounts receivable-other in the financial statements.

The Company has been notified that the operator of the Bengara II Production Sharing Contract (“PSC”) has terminated negotiations with the Indonesian government for an extension of the PSC’s terms. The PSC shall now be relinquished and allowed to expire in accordance with its terms. As a result, the Company has recorded an impairment charge of $587,040 to its oil and gas properties. In addition, the Company has recorded an impairment charge of $33,616 to its Canadian oil and gas properties.

The Company has proved undeveloped reserves included in the carrying value of its proved properties.  While the Company is confident capital will be raised to further develop these reserves; if not the Company may be required to impair the Proved property asset in the future.

5.     DEBT

As of September 30, 2012 and December 31, 2011 debt consisted of the following:

	September 30, 2012	December 31, 2011
Current
Promissory notes (b)	$255,000	$1,225,000
Related party notes (a)	475,000	—
Less discount on promissory notes	(22,441)	(27,615)
Net current notes payable	707,559	1,197,385
Long Term
Promissory notes (b)	2,460,000	1,490,000
Less discount on promissory notes	(38,585)	(66,293)
Net long term notes payable	2,421,415	1,423,707
Total	$3,128,974	$2,621,092

(a)
In March 2012, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $100,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company agreed to issue 20,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $1,609 (Note 9).  Interest expense accrued on this note for the nine months ended September 30, 2012 was $5,301.

In May 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $561 (Note 9).  Interest expense accrued on these notes for the nine months ended September 30, 2012 was $2,527.

In June 2012, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $225,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company agreed to issue 45,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $1,481 (Note 9).  Interest expense accrued on these notes for the nine months ended September 30, 2012 was $6,131.

In July 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $315 (Note 9).  Interest expense accrued on these notes for the nine months ended September 30, 2012 was $1,261.

(b)
In May 2012, the Company extended the maturities of five promissory notes totaling $1,150,000 to January 2014 and two promissory notes totaling $365,000 to May 2014.  In connection with these extensions, the Company extended 151,500 warrants to purchase our common stock associated with the notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share.  The fair value of the extension of the warrants was $3,575 (Note 9).

6. INCOME TAXES

The effective income tax rates for the nine month period ending September 30, 2012 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

7.      STOCKHOLDERS' EQUITY

In March 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants (Note 9).  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In August 2012, we agreed to issue 225,000 shares of common stock to our independent directors. The shares were valued at the closing price of $0.14 per share and have been recorded as share-based compensation in the financial statements.  The aggregate value of the shares issued was $31,500.  We agreed to grant "piggyback" registration rights to the directors with respect to the shares of common stock.

8.      COMMON STOCK OPTIONS

In August 2012, we granted 675,000 stock options at an exercise price of $0.16 per share.  These options will vest ratably over five years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan.  The grant date fair value of the options was $70,831, as calculated using the Black-Scholes pricing model.  Key assumptions used in valuing the options included:  an estimated dividend yield of 0%, volatility of 105.56% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.59% and an expected life based on the expiration date of the options of five years.

9.     COMMON STOCK WARRANTS

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

In May 2012, we agreed to issue 15,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of two notes payable to Stuart J. Doshi, President and CEO, totaling $75,000 (Note 5). The warrants expire in May 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $561.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 82.35% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant between 0.38% and 0.42% and an expected life based on the expiration date of the warrants of three years.

In June 2012, we agreed to issue 45,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of four notes payable to Stuart J. Doshi, President and CEO, totaling $225,000 (Note 5). The warrants expire in June 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,481.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility between 81.20% and 88.85% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant between 0.35% and 0.41% and an expected life based on the expiration date of the warrants of three years.

In July 2012, we agreed to issue 15,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of two notes payable to Stuart J. Doshi, President and CEO, totaling $75,000 (Note 5). The warrants expire in July 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $315.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility between 87.58% and 87.79% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant between 0.30% and 0.34% and an expected life based on the expiration date of the warrants of three years.

In August 2012, we agreed to issue 45,000 warrants to purchase our common shares at $0.50 per share in exchange for certain consulting services. The warrants expire in August 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $2,986.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility of 101.08% based upon the Company’s historic volatility of its publicly traded shares, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.80% and an expected life based on the expiration date of the warrants of four years.

As of September 30, 2012 we have reserved 5,399,265 shares of common stock for the exercise of our stock purchase warrants.

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

Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, geological, geophysical, and engineering risks and uncertainties, potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in "Risk Factors", all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

Overview

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American and international prospects. These projects currently encompass approximately 9,030 gross (9,030 net) acres, consisting of mineral leases and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

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

Results of Operations

The financial information with respect to the three and nine months ended September 30, 2012 and 2011 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of  normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$—	$—	$351,082	$607,939
Plant operating	95,638	581,370	967,187	1,903,206
Lease operating	24,177	19,407	165,402	157,872
General and administrative	443,427	510,854	1,405,590	1,607,473
Depreciation and depletion	82,051	61,324	349,029	283,124
Impairment of oil and gas properties	620,656	750,133	620,656	750,133
Loss from operations	(1,265,949)	(1,923,088)	(3,156,782)	(4,093,869)
Net income (loss)	(1,332,360)	1,992,110	(3,359,571)	(574,071)
Net income (loss) applicable to common shareholders	$(1,414,149)	$1,879,718	$(3,603,161)	$(909,929)

Revenue and Operating Trends

For the three and nine months ended September 30, 2012, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to low production volumes, high shrinkage rates in the gas plant and low natural gas prices.

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

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during the remainder of fiscal 2012 and 2013. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies generated by consolidating the upstream and midstream portions of Madisonville under common ownership. We will continue to explore other longer term cost savings and efficiency measures at the natural gas treatment plant.  Future plans are to expand the plant capacity from the current design capacity of 18 MMcf/d to 30 MMcf/d.

Industry Overview for the three and nine months ended September 30, 2012

Natural gas prices have been volatile due to concerns surrounding the recent global financial crisis and a resultant decline in demand for natural gas, an increase in production from shale gas, and last year’s relatively mild winter. Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage. These factors led to natural gas prices falling to 10-year lows earlier this year.

Company Overview for the three and nine months ended September 30, 2012

Our net loss applicable to common shareholders for the three and nine months ended September 30, 2012 was $1,414,149 and $3,603,161, respectively.  From our inception through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through September 30, 2012 of $49,072,092.  All of our natural gas sales for three and nine months ended September 30, 2012 were derived from our Madisonville Project, from three producing wells, the Magness #1 well, the Fannin #1 well and the Mitchell #1 well.

Comparison of Results of Operations for the three months ended September 30, 2012 and 2011

We had no natural gas revenues for the three months ended September 30, 2012 and 2011, respectively.

Plant operating expenses for the three months ended September 30, 2012 were $95,638 as compared to $581,370 for the three months ended September 30, 2011.  The decrease in plant operating expenses of $485,732 or 84% was primarily attributable to the suspension of plant operations as a result of the temporary shut-in of the Madisonville Field. Since the Company planned for an extended shut down, it was able to significantly reduce expenses. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the three months ended September 30, 2012 were $24,177 as compared to $19,407 for the three months ended September 30, 2011. The increase in total lifting cost of $4,770 or 25% was primarily attributable to ad valorem taxes.

General and administrative expenses ("G&A") for the three months ended September 30, 2012 were $443,427 as compared to $510,854 for the three months ended September 30, 2011. The decrease in G&A of $67,427 or 13% was primarily attributable to a decrease in salaries due to a reduction in the number of employees.

Depreciation, depletion and amortization expense ("DD&A") for the three months ended September 30, 2012 was $82,051 as compared to $61,324 for the three months ended September 30, 2011. The 34% increase was primarily attributable to higher depreciation for the Madisonville treatment plant as a result of improvements made in 2011.

The loss from operations for the three months ended September 30, 2012 was $1,265,949 as compared to $1,923,088 for the three months ended September 30, 2011. The decrease in the comparable loss from operations was primarily attributable to lower plant operating expenses as a result of the temporary shut-in of the Madisonville Field and lower G&A costs.

Interest expense for the three months ended September 30, 2012 was $77,658 as compared to $153,725 for the three months ended September 30, 2011. The decrease in interest expense was primarily attributable to the retirement of the Bank of Oklahoma debt in September 2011.

Comparison of Results of Operations for the nine months ended September 30, 2012 and 2011

Gross natural gas revenues for the nine months ended September 30, 2012 were $351,082. During this 2012 period, the sales of natural gas from our wells amounted to 161,377 Mcf and our average natural gas price realized was $2.18 per Mcf.  Gross natural gas revenues for the nine months ended September 30, 2011 were $607,939. During this 2011 period, the sales of natural gas from our wells amounted to 159,201 Mcf and our average natural gas price realized was $3.82 per Mcf.  Revenues decreased for the nine months ended September 30, 2012 as compared to the prior year period, despite a 1% increase in production volumes, due to a 43% decrease in natural gas prices.

Plant operating expenses for the nine months ended September 30, 2012 were $967,187 as compared to $1,903,206 for the nine months ended September 30, 2011. The decrease in plant operating expenses of $936,019 or 49% was primarily attributable to the suspension of plant operations as a result of the temporary shut-in of the Madisonville Field. Since the Company planned for an extended shut down, it was able to significantly reduce expenses. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the nine months ended September 30, 2012 were $165,402. Our net average lifting cost for this 2012 period was $1.02 per Mcf. Lease operating expenses for the nine months ended September 30, 2011 were $157,872. Our net average lifting cost for this 2011 period was $0.99 per Mcf. The average lifting cost per Mcf in 2012 was slightly higher due to the payment of shut-in royalties in 2012, despite other reductions in our lease operating expenses.

General and administrative expenses ("G&A") for the nine months ended September 30, 2012 were $1,405,590 as compared to $1,607,473 for the nine months ended September 30, 2011. The decrease in G&A of $201,883 or 13% was primarily attributable to reduced expenses for investor relations, professional fees and salaries due to a reduction in the number of employees.

Depreciation, depletion and amortization expense ("DD&A") for the nine months ended September 30, 2012 was $349,029 as compared to $283,124 for the nine months ended September 30, 2011.  These amounts primarily represent amortization of the oil and gas properties. The 23% increase was primarily attributable to higher depreciation for the Madisonville treatment plant as a result of improvements made in 2011.

The loss from operations was $3,156,782 for the nine months ended September 30, 2012 as compared to $4,093,869 for the nine months ended September 30, 2011. The decrease in the comparable loss from operations was primarily attributable to lower plant operating expenses as a result of the temporary shut-in of the Madisonville Field and lower G&A costs.

Interest expense for the nine months ended September 30, 2012 was $217,616 as compared to $553,136 for the nine months ended September 30, 2011.  The decrease in interest expense was primarily attributable to the retirement of the Bank of Oklahoma debt in September 2011.

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

On June 28, 2012, the Company received notice from NYSE MKT LLC (the “Exchange”) indicating that the Company is not in compliance with one of the Exchange’s continued listing standards. Specifically, the Exchange has notified the Company that it is not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide in that the Exchange believes that the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In order to maintain the listing of the Company’s common stock on the Exchange, the Company was required to submit a plan to the Exchange by July 30, 2012, addressing how the Company intended to regain compliance with Section 1003(a)(iv) by September 28, 2012 (the “Plan Period”). On July 30, 2012, the Company filed a plan with the Exchange as required. On August 27, 2012, the Exchange notified the Company that it had accepted the Company’s plan of compliance and granted the Company an extension, until September 28, 2012, to regain compliance with the continued listing standards. On October 9, 2012, the Exchange notified the Company that the Exchange had determined that, in accordance with Section 1009 of the Company Guide, the Company had made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(iv) of the Company Guide by the end of the revised plan period, which is now determined by the Exchange to be December 31, 2012. As a result, the Exchange is continuing the Company's listing pursuant to this extension. The Company will be subject to periodic reviews by the Exchange during the extension period covered by the plan. Failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

In July 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company agreed to issue 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In August 2012, the Company agreed to issue 45,000 warrants to purchase our common stock in exchange for certain consulting services, valued at $2,986. Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of four years.

In August 2012, the Company agreed to issue 225,000 shares of common stock to our independent directors. The shares were valued at $0.14 per share and the aggregate value of the shares issued was $31,500.  We agreed to grant "piggyback" registration rights to the directors with respect to the shares of common stock.

In August 2012, the Company granted 675,000 stock options at an exercise price of $0.16 per share.  These options will vest ratably over five years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan.

The Company has been notified that the operator of the Bengara II Production Sharing Contract (“PSC”) has terminated negotiations with the Indonesian government for an extension of the PSC’s terms. The PSC shall now be relinquished and allowed to expire in accordance with its terms. As a result, the Company has recorded an impairment charge of $587,040 to its oil and gas properties.

Liquidity and Capital Resources

We had a working capital deficit of $2,760,890 at September 30, 2012 versus $2,059,100 at December 31, 2011. Our working capital deficit increased during nine months ended September 30, 2012 due primarily to losses incurred in connection with natural gas operations. Due to the current natural gas commodity price environment and the temporary shut-in of the Madisonville Field, the results of our natural gas operations amounted to a loss of $3,156,782 for the nine months ended September 30, 2012.

Our cash balance at September 30, 2012 was $242,455 as compared to $916,741 at December 31, 2011. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2011	$916,741
Sources of cash:
Cash provided by investing activities	265,936
Cash provided by financing activities	725,000
Total sources of cash including cash on hand	1,907,677
Uses of cash:
Cash used in operating activities	(1,665,222)
Total uses of cash	(1,665,222)
Cash balance at September 30, 2012	$242,455

Net cash used in operating activities of $1,665,222 and $3,289,049 for the nine months ended September 30, 2012 and 2011 respectively are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Proceeds from sale of common shares	$250,000	$1,479,208
Proceeds from promissory notes	—	1,000,000
Repayments of promissory notes	—	(5,697,847)
Proceeds from related party notes	475,000	125,000
Repayments of related party notes	—	(125,000)
Net cash provided by (used in) financing activities	$725,000	$(3,218,639)

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties and the gas treatment plant.  These investments totaled $138,863 and $1,167,854 for the nine months ended September 30, 2012 and 2011, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital, and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. See "Outlook for 2012/2013 Capital" for a description of our expected capital expenditures for the remainder of 2012 and for 2013. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions for the remainder of 2012 and future periods.  Exploratory and developmental drilling is scheduled during 2012 and future periods on our undeveloped properties.   We are attempting to raise additional cash through the sale or farm out of certain of our unproved properties.   We may also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors. Further, we have debt service and lease obligations that will require cash payments.

As discussed in the "Outlook for 2012/2013 Capital", we are forecasting capital expenditures of $10.7 million during the remainder of 2012 and in 2013. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.  Additionally, as a result of the current economic downturn, the Company may have difficulty raising sufficient funds to meet our projected funding requirements.

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

Outlook for 2012/2013 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $10,676,000 during the remainder of fiscal 2012 and 2013, allocated as follows:

1.
Madisonville Project, Madison County, Texas - Approximately $10,326,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover, $1,445,000 towards the fracture stimulation and hook up costs of the Wilson well, $4,000,000 for the expansion of the gas treatment plant and $4,231,000 to drill and complete a new well.

2.	California - Approximately $200,000 to be utilized for land and permitting costs.

3.	Canada - Approximately $150,000 to be utilized for permitting costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  Based on this evaluation, we have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In August 2012, the Company agreed to issue 45,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of four years.

In August 2012, the Company agreed to issue 225,000 shares of common stock to our independent directors. The shares were valued at $0.14 per share and the aggregate value of the shares issued was $31,500.  We agreed to grant "piggyback" registration rights to the directors with respect to the shares of common stock.

In August 2012, the Company granted 675,000 stock options at an exercise price of $0.16 per share.  These options will vest ratably over five years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan.

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

Use of Proceeds

Proceeds realized will be spent in the following order of priority by the Company:

1)	Debt Service

2)	General Working Capital

3)	Madisonville Project, Madison County

4)	California Project

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

101 (1)
The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1)          Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2012.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Principal Accounting Officer