Form 10-K
period 2012-12-31
GEOPETRO RESOURCES CO
filed 2013-04-16
CIK 1116927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number  001-16749

GeoPetro Resources Company
(Exact name of registrant as specified in its charter)

California	94-3214487
(State of incorporation)	(IRS Employer Identification Number)

150 California Street, Suite 600 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 398-8186
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NYSE MKT US

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5,280,094 based on the closing sale price of $0.13 per share as reported by NYSE MKT on June 29, 2012.

The number of shares of the registrant’s common stock outstanding on April 1, 2013 was 48,681,074.

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

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval.

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

In addition, we hold a 12% interest in Continental-GeoPetro (Bengara II) Ltd. (“C-G Bengara”), a British Virgin Islands company.

General Development of the Business

During the past two years, we conducted leasehold acquisition and exploration activities on our North American prospects. These projects currently encompass approximately 7,853 gross and net acres, consisting of mineral leases and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas.

In December 2000, we acquired working interests in oil and natural gas leases in the Madisonville Field in Madison County, Texas, including interests in the Rodessa Formation. Also included in the acquisition was the Magness Well, an existing well that had been drilled, cased and production tested in the Rodessa Formation. In October 2001, we re-completed and tested the Magness Well. In October 2002, we drilled, completed and successfully tested an injection well to dispose of waste products resulting from the treating process for gas produced from the Rodessa Formation. The Madisonville Field gas treatment plant and associated pipelines, which were built specifically for this project, were placed into service in May 2003, and the Magness Well began production in late May 2003. The first development well in the Madisonville Field, the Fannin Well, was drilled in 2005. In 2006, we drilled the Wilson and Mitchell wells. Presently, the Fannin and Magness wells are capable of production, while the Mitchell and Wilson wells are shut-in awaiting workovers. We own a 100% working interest in the four wells. Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field, and the Madisonville Project was our primary source of revenue in 2012.  On December 31, 2008, GeoPetro acquired the gas treatment plant, as well as the related gas gathering pipelines and facilities. This acquisition has allowed the Company to improve operating efficiencies by consolidating the upstream and midstream portions of the Madisonville project. By owning the midstream portion of the Madisonville project, we not only expect better net price realizations and operational efficiencies (i.e. improved volume realizations), but we also control the timing and design of the expansion of the plant facilities as well as future expansions, if needed. Historically, our wells have been production constrained by the gas treatment plant at the Madisonville Field, which has a design treating capacity limit of approximately 18 MMcf/d.  See “Properties — Description of the Properties — Texas — The Madisonville Gas Treatment Plant and Gathering Facilities.”

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

•
minimize early investment and exploration risk in higher risk exploratory prospects through farm-outs and sale of assets to other oil and natural gas companies and maintain meaningful interests with a “carry” through the exploration phase.

Risks Associated With Operations

Our business activities in Canada and the United States are subject to political and economic risks, including: loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war, terrorist attacks and insurrection; risks of increases in import, export and transportation regulations and tariffs, taxes and governmental royalties; renegotiation of contracts with governmental entities; exchange controls, and numerous other factors. Any one or more of such political or economic conditions could change in the United States or Canada to our detriment. For a related discussion of the risks attendant with our foreign operations, see “Risk Factors.”

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

We do not operate all of the oil and gas properties in which we own an interest. In those instances, we are not in a position to exert direct control over compliance with most of the rules and regulations discussed above. We are substantially dependent on the operators of our non-operated oil and gas properties to monitor, administer and oversee such compliance. The failure of the operator to comply with such rules and regulations could result in substantial liabilities to us.

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

We own working interests in an oil and gas project located in Canada.  In the exploration, drilling and development of this property, we will be required to comply with the environmental, conservation, tax and other laws and regulations in Canada.

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

During the last two fiscal years, 100% of our revenues have been derived from the sale of natural gas. Substantially all of our natural gas sales have been generated by three producing wells located in the Madisonville Field in East Texas. Natural gas produced by the wells is delivered via a gathering pipeline to a nearby gas treatment plant where the gas is treated to remove impurities. From the plant, the natural gas is transported approximately nine miles to one of two common carrier pipelines. This delivery point is where all natural gas sales occur. The price received for the natural gas is the Houston Ship Channel price index less certain adjustments.

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

Patents, Trademarks, Licenses, and Franchises Held

Permits and licenses are important to our operations, since they allow the search for and the extraction of any oil, gas and minerals discovered on the areas covered.. See “Properties” for a general description of the permits and licenses under which we operate.

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

Customers

Substantially all of our revenues are derived from sales to two customers, Luminant Energy Company, LLC and ETC Katy Pipeline, Ltd., of natural gas produced from our Madisonville Project in Texas. We contract to sell the gas with spot-market based contracts that vary with market forces. We have not committed any forward sales of our natural gas. During 2012 all of our revenue was derived from one customer.  The loss of this customer could result in the loss of our revenues, which would have a material adverse effect on our results of operations.  See “Risk Factors”.

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

Employees

We have 6 employees. We use the services of independent consultants and contractors to perform various professional services, including geologic, geophysical, petroleum, reservoir & drilling engineering, land, legal, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our oil and natural gas.

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

Risks Related to Our Business

Because of our historic losses from operations since inception, there is substantial doubt about our ability to continue as a going concern.

In their report dated April 16, 2013, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2012, were prepared assuming that we would continue as a going concern. We have incurred recuring losses that have resulted in an accumulated deficit attributable to common stockholders of approximately $49,700,000 as of December 31, 2012. Although we had approximately $59,000 of available cash at December 31, 2012, that amount is not adequate to meet our capital expenditure and operating requirements over the next 12 months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. We are dependent upon obtaining funds from financing sources to meet our cash flow requirements. If we are unsuccessful in doing so, we would be required to substantially reduce our business plan or our business could be substantially impaired.

As of December 31, 2012, we have gross capitalized costs totaling $65.1 million as proved and unproved oil and gas properties and gas processing plant whereas we have generated revenues of only $44.5 million since January 1, 2003 and revenues of only $351 thousand during the fiscal year ended December 31, 2012.

Since inception, our activities have been primarily related to acquiring and exploring leasehold interests in oil and natural gas properties in Texas, California, Alaska, Canada, Indonesia and Australia. We have incurred substantial acquisition and exploration costs and overhead expenses in our operations, and until 2003, excluding minor interest and dividend income, our only significant cash inflows were the recovery of capital invested in projects through sale or other divestitures of interests in oil and gas prospects to industry partners. As a result, we have sustained an accumulated deficit through December 31, 2012 of $49.7 million. Our production activities commenced in May 2003. Since May 2003, over 98% of our revenue has been generated from natural gas sales derived from wells in the Madisonville Field in Texas. It is possible that in the future we will be unable to continue to generate revenues from our sales of natural gas from our Madisonville Field wells because our proved reserves decline as reserves are produced from the wells. The drilling of exploratory oil and natural gas wells is highly speculative and often unproductive. Our participation in future drilling activities to explore, develop and exploit the properties in which we have an interest, or in which we may acquire interests, may be unsuccessful, may fail to generate positive cash flow, and may not enable us to maintain profitability in the future.

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

All of our natural gas revenues for 2012 were derived from the Madisonville Project. In connection with that project, we have contracted with Gateway-Madisonville Pipeline, LLC (“Gateway”) which operates a sales pipeline for natural gas.

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

100% of our revenue in 2012 was derived from sales to a single customer. The loss of this customer could have a material adverse impact on our oil and gas revenues.

100% of our natural gas sales and revenue for the year ended December 31, 2012 were derived from the Madisonville Project, and 100% of our revenue was derived from sales to one customer, Luminant Energy Company, LLC.  The loss of this customer could impact the price we receive for our gas sold due to lessened competition. The loss of, or material nonpayment by the customer could result in a loss of revenue.  Our customer may be subject to their own operating risks which could increase the risk that they could default on their obligation to us.

Unless we replace our oil and natural gas reserves, our reserves and production will decline.

The volume of production from oil and natural gas properties generally declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our proved reserves will decline as reserves are produced from our properties unless we are able to acquire or develop new reserves. The business of exploring for, developing or acquiring reserves is capital intensive. For example, as of December 31, 2012 we have capitalized costs of $65.1 million as proved and unproved oil and gas properties and gas processing plant. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. Even if we are able to raise capital to develop or acquire additional properties, no assurance can be given that our future exploration and development drilling activities will result in the discovery of any reserves.

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

Reservoir engineering, geophysics and geology are not exact sciences and the results of studies and tests used to make such evaluations are sometimes inconclusive or subject to varying interpretations. As such, there is no certain way to know in advance whether any of our prospects will yield oil and natural gas in commercial quantities. Further, it is possible that we will participate in the drilling of more dry holes than productive wells or that all or substantially all of the wells drilled will be dry holes. The drilling of dry holes on prospects in which we have an interest could adversely affect their values and our decision to undertake further exploration and development drilling of such prospects. It is not certain or predictable whether, and no assurance can be made that, the wells drilled on the properties in which we have an interest will be productive or, if productive, that we will recover all or any part of our investment in the properties. In summary, our participation in future drilling activities may not be successful and, if unsuccessful, such failure may negatively impact our revenues and have a material adverse effect on our results of operations and financial condition. Our natural gas revenue was $351,082 for the year ended December 31, 2012. Future revenue could decline from this level if our future drilling efforts are not successful. Furthermore, as of December 31, 2012 we have net capitalized costs totaling approximately $23 million as proved and unproved oil and gas properties and gas processing plant. Should our future drilling activities be unsuccessful, we may then be required to record an impairment charge equal to a portion of, or all, of the capitalized costs resulting in an immediate adverse impact on our results of operations and financial position.

Our business may be harmed by failures of third party operators on which we rely.

Our ability to manage and mitigate the various risks associated with certain exploration and operations in Alaska and Australia is limited since we rely on third parties to operate our projects. We are a non-operating interest owner in our Alaskan and Australian properties. With respect to our interests in Alaska and Australia, we have entered into agreements with third party operators for the conduct and supervision of drilling, completion and production operations. In the event that commercial quantities of oil and natural gas are discovered on one of our properties, the success of the oil and natural gas operations on that property depends in large measure on whether the operator of the property properly performs its obligations. The failure of such operators and their contractors to perform their services in a proper manner could result in materially adverse consequences to the owners of interests in that particular property, including us.

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

The global financial markets experienced volatility in the past few years, including diminished liquidity and credit availability. We believe these conditions have adversely impacted our financial position as of December 31, 2012 and our liquidity for the twelve months ended December 31, 2012.  Our financial condition and performance could be further negatively impacted if these conditions continue to exist for a sustained period of time, or if there is further deterioration in financial markets and major economies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and abroad.

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

If one or more of these events occurs, we could incur substantial liabilities to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition and results of operations, or we could lose properties in which we have capitalized as proved and unproved oil and gas properties and gas processing plant as of December 31, 2012.

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

We are not presently aware of any environmental liabilities or able to predict the ultimate cost of liabilities not yet recognized.  We have not established a separate reserve fund for the purpose of funding any possible future environmental liability.  As a result, we may not be able to satisfy these obligations, if they occur.  Any such costs incurred will be funded out of our cash flow from operations.  If we are unable to fully fund the cost of remedying an environmental obligation, we might be required to suspend operations or enter into interim compliance measures pending satisfaction of the liability, which could have an adverse affect on our financial condition and results of operations.  We have recorded an asset requirement obligation in connection with the estimated future costs to plug certain wells at our Madisonville Project in Texas upon abandonment totaling $75,000 as of December 31, 2012.

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

Political and/or economic conditions in Canada or the United States could change in manners that negatively affect our operations and prospects in those countries.

Our business activities in Canada and the United States are subject to political and economic risks, including: loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war, terrorist attacks and insurrection; increases in import, export and transportation regulations and tariffs, taxes and governmental royalties; renegotiation of contracts with governmental entities; changes in laws and policies governing operations of foreign-based companies; exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations; laws and policies affecting foreign trade, taxation and investment; and the possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

Terrorist attacks could have an adverse effect on our oil and natural gas operations, especially overseas.

To date, our operations have not been disrupted by terrorist activity. It is uncertain how terrorist activity will affect us in the future, or what steps, if any, the Canadian or American governments may take in response to terrorist activities. The attack on the New York World Trade Center in 2001 and the subsequent wars in Afghanistan and Iraq and continued political unrest in the Middle East increase the likelihood that U.S. citizens and U.S. owned interests may be targeted by terrorist groups operating both in the United States and in foreign countries.

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

David Anderson, one of our directors, is vice chairman and officer of Dundee Securities Ltd., an investment banking firm that was the lead underwriter of our public offering of common stock in Canada and concurrent previous private placement of common shares with qualified institutional buyers in the U.S. The association with other companies in the oil and gas business may give rise to conflicts of interest from time to time. For example, they could be presented with business opportunities in their capacities as our directors, which they could, in turn, offer to the other companies for whom they also serve as directors, rather than to us, whose interests might be competitive with ours. Our directors are required by law to act honestly and in good faith with a view to our best interests and to disclose any interest which they may have in any project or opportunity to us; however, their interests in the other companies may affect their judgment and cause such directors to act in a manner that is not necessarily in our best interests.

Our directors and officers hold significant positions in our shares and their interests may not always be aligned with those of our other shareholders.

As of December 31, 2012 our directors and officers beneficially own approximately 13% of our outstanding common stock. This shareholding level will allow the directors, officers and certain beneficial owners to have a significant degree of influence on matters that are required to be approved by shareholders, including the election of directors and the approval of significant transactions. The short-term interests of our directors, officers and certain beneficial owners may not always be aligned with the long-term interests of our public shareholders, and vice versa. Because our directors, officers and certain beneficial owners have a significant degree of influence on matters that are required to be approved by our shareholders, they could influence the approval of transactions.

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

Risks associated with our liquidity.

In 2013 we will need to raise capital.  Due to our liquidity issues, funds may not be available, or may be available only on unfavorable terms. Due to the decrease in our stock price, we may need to sell more shares to raise the same amount of money than we would have in the past, resulting in greater dilution to existing shareholders than would be the case if our stock price was higher and this trend could continue.  We have scheduled exploratory and development well drilling and workover activity during 2013 and future periods on our proved and unproved properties. It is anticipated that these activities together with others that we may undertake will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities; however, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

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

If our options and warrants are exercised for common shares, holders of our common stock will experience immediate and, depending on the magnitude of the exercises, substantial dilution. As of April 1, 2013, there are 48,681,074 shares of our common stock outstanding, 5,370,027 shares of our Series B Preferred stock outstanding, 7,026,265 shares of our common stock are issuable upon exercise of warrants and 3,445,000 shares of our common stock are issuable upon exercise of options.

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

Our financial statements are reported in U.S. dollars and all of our revenue, and most of our operating costs, are currently denominated in U.S. dollars; however, we have operations outside the United States and we may expend money in Canada, where our operating costs will be denominated in local currencies. Fluctuations in exchange rates may increase our relative cost of operating in Canada, and may therefore have a negative effect on our financial results.

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

Our common shares have been trading on NYSE MKT (formerly the American Stock Exchange) since February 15, 2007. We cannot foresee the degree of liquidity that will be associated with our common shares. A holder of our common shares may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The purchase and sale of relatively small common share positions may result in disproportionately large increases or decreases in the price of our common shares. A trade involving a large number of common shares could have an exaggerated effect on the reported market price of our common shares.

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that substantial sales may occur, could cause the market price of our common stock to decrease. Substantially all of the shares of our common stock are freely transferable or will be transferable in compliance with restrictions under the Securities Act of 1933, as amended.  In 2013, we will need to raise additional working capital and investors may be subject to further dilution if we sell additional common shares or issue additional common shares in connection with future financings. If a significant number of our common shares are sold in the public market, the market price of our common shares could be depressed. This could hamper our ability to raise capital by issuing additional equity securities.

We will continue to incur significant expenses as a result of being a public company, which may negatively impact our financial performance.

We have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC, and the NYSE MKT, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations has increased our expenses, including our legal and accounting costs, and made some activities more time-consuming and costly. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Furthermore, any additional increases in legal, accounting, insurance and certain other expenses that we may experience in the future could negatively impact our financial performance and have a material adverse effect on our results of operations and financial condition .

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office, consisting of 4,201 square feet, is located at 150 California Street, Suite 600, San Francisco, CA 94111.

Description of the Properties

Our current oil and natural gas exploration, appraisal and development drilling activities are focused in three distinct project areas as follows:

•	United States—Texas (East Texas), California (onshore San Joaquin basin) and Alaska (onshore Cook Inlet basin);

•	Canada—Alberta (central Alberta basin);

•	Australia—onshore in two permit areas located in the South Perth basin.

Texas

Madisonville Project, Madison County, East Texas

We own and operate the interest in the Madisonville Project in Madison County, Texas. We own working interests in approximately 2,733 gross and net acres of leases in the Rodessa Formation interval. We also own a license as to 12.5 square miles of 3-D seismic data over the Madisonville Field.

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

Subject to drilling permits, we expect that a well will be drilled, either by us or through a farm-out arrangement with a third party, to a depth of 15,000 to 18,000 feet in 2013/2014.

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

In exchange for our 100% working interest in our Alaskan Leases we received or will receive the following consideration:

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

We, through our wholly-owned subsidiary, GeoPetro Canada, have reviewed 3-D seismic data over the prospect.  Subject to drilling permits, we expect that a test well will be drilled, either by us or through a farm-out arrangement with a third party, in 2013.  We have 100% of the working interest in approximately 3,840 gross and net leased acres.

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

The Company engaged the independent petroleum engineering firm, MHA Petroleum Consultants, LLC (“MHA”) to prepare the Company’s reserve estimates at December 31, 2012 and 2011. MHA is a Denver based group of multiple professional engineers and geologists providing a wide range of technical services to the petroleum industry.  Within MHA, the technical persons primarily responsible for preparing the estimates set forth in the MHA reserves report incorporated herein are Mr. John Arsenault and Mr. Dennis Holler.  Mr. Arsenault has been practicing consulting petroleum engineering at MHA since 2006, and has over 25 years of practical experience in petroleum engineering, with over 17 years experience in the estimation and evaluation of reserves. Mr. Holler has been practicing consulting petroleum geology at MHA since 2001.  Mr. Holler has over 37 years of practical experience in petroleum geology, with over 27 years experience in the estimation and evaluation of reserves. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geosciences evaluations as well as applying SEC and other industry reserves definitions and guidelines. MHA evaluated properties representing 100% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”), for all periods presented below. Senior members of our management review the final reserve report to ensure the accuracy and completeness of all inputs into the report. MHA’s report to management, which summarizes the scope of work performed and its conclusions, has been included in this report as Exhibit 99.1.

Proved Undeveloped (PUD) Reserves

As of December 31, 2012, our PUDs totaled 8.7 Bcf of natural gas.

•	PUD Locations - 100% of our PUDs at year-end 2012 were associated with the Madisonville Field.

•	Development Costs - Estimated future development costs relating to the development of PUDs are projected to be approximately $5.4 million and $4.2 million in 2013 and 2014 respectively.

•	Drilling Plans - Our PUD development is scheduled in 2013 and 2014. Initial production from the PUD reserves is expected to begin in 2013.

Proved Oil and Gas Reserves

The 2012 and 2011 reserve estimates were prepared by MHA and are part of their reserve reports on our oil and natural gas properties. MHA’s estimates were based on a review of geologic, economic, ownership and engineering data that we provided. In estimating the reserve quantities that are economically recoverable, MHA used simple arithmetic average of the natural gas price in effect on the first day of each month in 2012 and 2011. All of our proved reserves are attributable to our Madisonville Project in Madison County, Texas.

Our estimated total net proved reserves of oil and natural gas as of December 31, 2012 and 2011, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables.

	DECEMBER 31,
	2012	2011
	(MMcf)	(MMcf)
Proved developed producing	—	2,453
Proved developed non-producing	9,126	7,327
Proved undeveloped	8,663	9,108
Total	17,789	18,888

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

See “Glossary of Oil and Natural Gas Terms”

Standardized Measure of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced.  Future cash flows for the 2012 & 2011 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month in the respective years to estimated annual future net production from proved gas reserves. The price assumptions used for natural gas are indicated below. Future development drilling and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results:

	YEAR ENDED DECEMBER 31,
	2012	2011
	(in thousands)
Future cash inflows	$44,045	$72,305
Future production costs	(10,555)	(16,512)
Future development costs	(10,916)	(10,916)
Future income taxes	—	—
Future net cash flows	22,574	44,877
10% annual discount	(6,426)	(12,258)
Standardized measure of discounted future net cash flows	$16,148	$32,619

The standardized measure values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

Pricing Assumptions

SEC regulations require that the gas price used for the December 31, 2012 and 2011 MHA reserve reports is the simple arithmetic average of the natural gas price in effect on the first day of each month in 2012 and 2011 respectively. These prices are projected without inflation for the life of the wells included in the reserve reports. The pricing assumptions are listed below and represent the un-weighted average price for natural gas delivered based upon the Houston Ship Channel price, as adjusted, before any reductions for transportation and processing fees:

AVERAGE PRICE	AVERAGE PRICE
2012 REPORT	2011 REPORT
Gas ($/MMBtu)	Gas ($/MMBtu)

$2.46	$3.76

Acreage and Productive Wells

The following table sets forth our ownership interest in undeveloped acreage, developed acreage and productive wells in the areas indicated where we own a working interest as of December 31, 2012. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing natural gas or oil. Wells that are completed in more than one producing horizon are counted as one well.

	Undeveloped acreage		Developed acreage		Producing Wells		Non-Producing Wells
Acreage Holdings	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross	Net	Gross	Net

Canada	3,840	3,840	—	—	—	—	—	—
Texas	706	706	2,027	2,027	3	3	1	1
California	1,280	1,280	—	—	—	—	—	—
Total	5,826	5,826	2,027	2,027	3	3	1	1

The following table sets forth as of December 31, 2012, the expiration periods of the gross and net undeveloped acreage:

	Undeveloped Acreage
	United States		Canada
	Gross	Net	Gross	Net
Twelve months ended
December 31, 2013	663	663	3,840	3,840
December 31, 2014	1,323	1,323	—	—
December 31, 2015 and thereafter	—	—	—	—
	1,986	1,986	3,840	3,840

Volumes, Prices and Production Costs

Substantially all of our production is derived from our Madisonville Project in Madison County, Texas. The following table sets forth information with respect to our production volumes, average prices received and average production costs for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2012	2011
Production:
Natural gas (MMcf) (1)	161	292
Natural gas (MMcf/d) (1)	0.44	0.80

Average Sales Prices
Natural gas ($per Mcf) (2)	$2.18	$3.35

Lease Operating Expense
($per Mcf) (3)	$1.65	$0.98

(1)	Production volumes for 2012 and 2011 represent actual plant throughput.

(2)
The sales price reflected for the years ended December 31, 2012 and 2011 represents the sales price realized before deducting treatment, gathering and transportation costs, and is based on plant throughput.

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

PART II

Item 5. Market for the Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

Market Information.  Our common stock trades on NYSE MKT under the symbol “GPR”.

The range of high and low closing prices for our Common Stock for each quarterly period from January 1, 2011 through December 31, 2012 as reported by NYSE MKT:

	NYSE MKT
	High	Low
2012
Fourth Quarter	$0.11	$0.06
Third Quarter	$0.16	$0.07
Second Quarter	$0.21	$0.11
First Quarter	$0.27	$0.19
2011
Fourth Quarter	$0.32	$0.22
Third Quarter	$0.40	$0.31
Second Quarter	$0.72	$0.35
First Quarter	$0.93	$0.39

On April 11, 2013, the closing sale price for the Common Stock as reported by the NYSE MKT was $0.08 per share.

Holders. On April 11, 2013, the number of holders of record of our common stock was 328.

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

The holders of Series B preferred stock are entitled to receive ratably such cash dividends, as were declared from time to time by the board of directors out of funds legally available therefore and, when declared, dividends were paid at the rate of $0.06 per share per annum, paid on a calendar quarter basis.  During 2012, we accrued $325,380 in dividends associated with the Series B preferred stock, of which $0 had been paid as of December 31, 2012.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 5,943,105 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the SEC in February 2007. The offering commenced in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements; however, if all warrants and options to acquire our common stock being registered thereunder are exercised, we will realize cash proceeds of approximately $8,851,550, which we expect to use for general working capital purposes and the drilling of wells in our Texas, California, and Canada prospects.

If less than the $8,851,550 proceeds are realized from the exercise of such warrants and options, we anticipate the proceeds would be spent in the following order of priority:

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

In May 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  In connection with these notes, the Company issued 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In June 2012, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $225,000.  In connection with these notes, the Company issued 45,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In July 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  In connection with these notes, the Company issued 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In August 2012, the Company issued 45,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of four years.

In August 2012, the Company issued 225,000 shares of common stock to our independent directors. The shares were valued at $0.14 per share and the aggregate value of the shares issued was $31,500.  We agreed to grant "piggyback" registration rights to the directors with respect to the shares of common stock.

In August 2012, the Company granted 675,000 stock options at an exercise price of $0.16 per share.  These options will vest ratably over five years pursuant to the terms of the 2004 Stock Option and Appreciation Rights Plan.

In October 2012, the Company issued 72,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price ranging from $0.10 to $0.23 per share for a period of five years.

In November 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $60,000.  In connection with these notes, the Company issued 12,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In November 2012, the Company issued 30,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In November 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $10,000, and represented the sale of 100,000 common shares and 50,000 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In December 2012, Stuart J. Doshi, President and CEO, advanced to the Company a loan for $30,000.  In connection with this note, the Company issued 6,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In December 2012, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $100,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In January 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan for $5,000.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In January 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $132,500, and represented the sale of 1,325,000 common shares and 662,500 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In January 2013, we agreed to rescind a unit subscription agreement. Units were originally priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitled the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units originally sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  The Company is reacquiring the common shares and warrants in exchange for a non-interest bearing unsecured note for $250,000 which matures in July 2014.

In February 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $122,500, and represented the sale of 1,225,000 common shares and 612,500 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In March 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $85,000.  In connection with this note, the Company issued 17,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In March 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $50,000, and represented the sale of 500,000 common shares and 250,000 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

GeoPetro issued the aforementioned common shares and warrants in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (“ Securities Act ”), and Rule 506 of Regulation D thereunder. GeoPetro relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the purchasers, including the representations with respect to each purchaser’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each purchaser’s investment intent with respect to the securities purchased. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investor with our reports filed with the SEC and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

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

Business Overview

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American, Australian and Indonesian prospects. These projects currently encompass approximately 7,853 gross and net acres, consisting of mineral leases, production sharing contracts and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas. Excluding minor interest and dividend income, our only significant cash inflows until 2003 were the recovery of capital invested in projects through sale or other divestiture of interests in oil and gas prospects to industry partners.

Our objective is to increase shareholder value by profitably growing our reserves, production, revenue, and cash flow by focusing primarily on our projects in Texas, California, Canada and certain new venture opportunities.

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2013. We expect the majority of our capital expenditures in 2013 will be for the Madisonville Project. Considering our liquidity issues, we may have to raise capital or sell assets on less favorable terms than may otherwise be available in order to accomplish our goals.

	For The Years Ended December 31,
	2012	2011
Consolidated Statement of Operations:
Revenues	$351,082	$976,571
Plant operating expense	1,036,549	2,280,453
Lease operating expense	191,615	205,421
General and administrative	1,963,053	2,202,171
Depreciation and depletion expense	195,110	449,537
Impairment expense	620,656	750,133
Loss from operations	(3,655,901)	(4,911,144)
Gain on sale of equipment	—	4,069,640
Net loss	(3,935,302)	(1,472,434)
Net loss attributable to common shareholders	$(4,260,682)	$(1,907,073)

Revenue and Operating Trends in 2012

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

On December 31, 2008, we purchased the gas treatment plant and related gathering pipeline from MGP in exchange for assumption of secured debt, payment of certain outstanding payables of MGP and shares of GeoPetro’s common stock.  The effective date of the acquisition was December 31, 2008 and the new owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream. The plant operates with a design capacity of up to approximately 18 MMcf/d of inlet gas. Plans are currently under development for the plant capacity to be increased to 30 MMcf/d.

While there can be no assurance, our goal is to complete the expansion to the plant and increase the production rates from our wells which may result in higher net production and increased revenue in the latter half of 2013 and 2014 as compared to 2012 and prior periods. To accomplish the plant expansion we will need to raise capital in 2013. Due to our liquidity concerns, funds may not be available, or may not be available on favorable terms. If we are unable to raise the necessary capital, we may have to delay our plans for expansion or reduce the scope of our operations.

Industry Overview for the year ended December 31, 2012

Natural gas prices have historically been volatile.  Price volatility during 2012 and 2011 relates to economic concerns and a resultant decline in demand for natural gas, an increase in production from shale gas, and a relatively mild winter in 2011/2012. These factors led to natural gas prices falling to 10-year lows in 2012. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as quoted in Gas Daily as of December 31, 2012 was $3.35 per Mcf versus $2.74 per Mcf as of December 31, 2011. Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage.

Company Overview in 2012

Our net loss after taxes for the year ended December 31, 2012 was $4,260,682. From our inception, through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through December 31, 2012 of $49,729,613. Commencing in May 2003, we placed our Madisonville Project into production. Substantially all of our revenues for the year ended December 31, 2012 were derived from our Madisonville Project, from three producing wells, the Magness Well, the Fannin Well, and the Mitchell Well.

Comparison of Results of Operations for the year ended December 31, 2012 and 2011

Gross natural gas revenues for the twelve months ended December 31, 2012 were $351,082. During this 2012 period, the sales of natural gas from our wells amounted to 161,377 Mcf and our average natural gas price realized was $2.18 per Mcf.  Gross natural gas revenues for the twelve months ended December 31, 2011 were $976,571.  During this 2011 period, the sales of natural gas from our wells amounted to 291,797 Mcf and our average natural gas price realized was $3.35 per Mcf. Revenues decreased for the twelve months ended December 30, 2012 as compared to the prior year period mainly due to lower production volumes and lower natural gas prices. The 44.7% lower production volumes for the twelve months ended December 31, 2012 as compared to the same period of 2011 was due primarily to the temporary shut-in of the Madisonville Field in 2012 as a result of low natural gas prices.

Plant operating expenses for the twelve months ended December 31, 2012 were $1,036,549 as compared to $2,280,453 for the twelve months ended December 31, 2011.  The decrease in plant operating expenses of $1,243,904 or 54.6% was primarily attributable to the suspension of plant operations as a result of the temporary shut-in of the Madisonville Field. Since the Company planned for an extended shut down, it was able to significantly reduce expenses. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the twelve months ended December 31, 2012 were $191,615. Our average lifting cost for this 2012 period was $1.19 per Mcf. Lease operating expenses for the twelve months ended December 31, 2011 were $205,421. Our average lifting cost for this 2011 period was $0.70 per Mcf. Despite overall lease operating expenses being lower in 2012, the average lifting cost per Mcf was higher during the period, due to fixed costs associated with field personnel, insurance costs, and ad valorem property taxes applicable to the wells, on a lower base of production volume.

General and administrative expenses (“G&A”) for the twelve months ended December 31, 2012 were $1,963,053 as compared to $2,202,171 for the twelve months ended December 31, 2011. The decrease in G&A of $239,118 or 10.9% was primarily attributable to reduced expenses for investor relations, professional fees and salaries due to a reduction in the number of employees.

Depreciation, depletion and amortization expense ("DD&A") for the twelve months ended December 31, 2012 was $195,110 as compared to $449,537 for the twelve months ended December 31, 2011.  These amounts primarily represent depletion of the oil and gas properties.  The 56.6% decrease was primarily due to the temporary shut in of the Madisonville Field.

Impairment expense for the twelve months ended December 31, 2012 was $620,656 as compared to $750,133 for the twelve months ended December 31, 2011. The 2012 impairment was primarily a result of terminated negotiations with the Indonesian government for an extension of the Bengara II Production Sharing Contract.  The 2011 impairment write-down was due to the decision to terminate CG Xploration and wind down operations as no immediate opportunity to acquire an attractive new project in Indonesia existed.

During the twelve months ended December 31, 2011, a gain on the sale of equipment of $4,069,640 was realized relating to the sale of certain idle and non-income producing equipment at the Madisonville Plant. There was no comparable sale of equipment during the twelve months ended December 31, 2012.

Interest expense for the twelve months ended December 31, 2012 was $295,620 as compared to $634,576 for the twelve months ended December 31, 2011.  The decrease in interest expense was primarily attributable to the retirement of the Bank of Oklahoma debt in September 2011.

Net loss before taxes for the twelve months ended December 31, 2012 was $3,925,638 as compared to $1,471,634 for the twelve months ended December 31, 2011. The increase in net loss during the twelve months ended December 31, 2012 was primarily due to the fact that we recorded a gain on the sale of certain idle and non-income producing equipment in 2011.

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

In April 2012, Nick DeMare indicated that he would not stand for reelection at that year's Annual Meeting.  Mr. DeMare did not reference any disagreement with the Company on any matter.  Mr. DeMare indicated that he needed to resign in order to devote all of his attention to managing his own company and his other business interests.

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

In May 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In June 2012, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $225,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 45,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

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

In July 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $75,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 15,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In August 2012, the Company issued 45,000 warrants to purchase our common stock in exchange for certain consulting services, valued at $2,986. Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of four years.

In August 2012, the Company issued 225,000 shares of common stock to our independent directors. The shares were valued at $0.14 per share and the aggregate value of the shares issued was $31,500.  We agreed to grant "piggyback" registration rights to the directors with respect to the shares of common stock.

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

In October 2012, the Company issued 72,000 warrants to purchase our common stock in exchange for certain consulting services, valued at $5,887. Each warrant entitles the holder to acquire one common share at a price ranging from $0.10 to $0.23 per share for a period of five years.

In November 2012, Hein & Associates LLP notified us that they declined to stand for re-election as the Company’s independent registered public accounting firm.

In November 2012, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $60,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 12,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In November 2012, the Company issued 30,000 warrants to purchase our common stock in exchange for certain consulting services, valued at $1,014. Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

On November 21, 2012, the Company received a notice from the Exchange stating that the Company is not in compliance with Section 1003(f)(v) of the Exchange's Company Guide. Specifically, the Exchange Staff has determined that the Company's securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company guide, the Company's continued listing is predicated on it effecting a reverse stock split of its Common Stock no later than May 21, 2013.

In November 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $10,000, and represented the sale of 100,000 common shares and 50,000 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In December 2012, Stuart J. Doshi, President and CEO, advanced to the Company a loan for $30,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company issued 6,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In December 2012, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $100,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In January 2013, the Company engaged Burr Pilger Mayer, Inc. as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2012.

In January 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan for $5,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In January 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $132,500, and represented the sale of 1,325,000 common shares and 662,500 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In January 2013, we agreed to rescind a unit subscription agreement. Units were originally priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitled the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units originally sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  The Company is reacquiring the common shares and warrants in exchange for a non-interest bearing unsecured note for $250,000 which matures in July 2014.

In February 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $122,500, and represented the sale of 1,225,000 common shares and 612,500 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval.

In March 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $85,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with this note, the Company issued 17,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In March 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $50,000, and represented the sale of 500,000 common shares and 250,000 warrants.  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

On April 4, 2013, the Company entered into an amendment (the “ Amendment ”) to the Agreement and Plan of Merger (the “ Merger Agreement ”), with MCW Energy Group Limited, an Ontario corporation (“ Parent ”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“ Merger Sub ”) dated February 28, 2013. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “ Merger ”) and the Company will survive the Merger and continue as a subsidiary of Parent.

On April 10, 2013, the Company received notice from the Exchange indicating that after a review of the Plan, and the request by the Company to extend the Plan Period until July 31, 2013, the Exchange determined that the Company has not made sufficient progress consistent with the Plan in order to regain compliance with Section 1003(a)(iv) of the Company Guide by July 31, 2013 and that its securities are, therefore, subject to being delisted from the Exchange.  In the April 10, 2013 notice, the Exchange also informed the Company that, in accordance with Sections 1203 and 1009(d) of the Company Guide, the Company has a right to appeal the Exchange’s determination by requesting an oral hearing or a hearing based on a written submission before the Exchange’s Listing Qualifications Panel (the “Panel”).  The Company intends to appeal the Exchange’s determination by requesting an oral hearing before the Panel, which request will stay the delisting determination until at least such time as the Panel renders a determination following the hearing. The Company anticipates that the hearing will take place in approximately 6 to 8 weeks.  The Company is undertaking steps to address the deficiencies raised by the Exchange.  However, there can be no assurance that the Company will be successful in its appeal and that the Company’s request for continued listing will be granted.

Liquidity and Capital Resources

We had a working capital deficit of $4,200,568 at December 31, 2012 versus $2,059,100 at December 31, 2011. Our working capital deficit increased during the year ended December 31, 2012 primarily due to losses incurred in connection with natural gas operations.

Our cash balance at December 31, 2012 of $59,432 compared to a cash balance of $916,741 at December 31, 2011. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2011	$916,741
Sources of cash:
Cash provided by investing activities	523,786
Cash provided by financing activities	925,000
Total sources of cash including cash on hand	2,365,527

Uses of cash:
Cash used by operating activities	(2,000,278)
Cash used in investing activities	(230,817)
Cash used in financing activities	(75,000)
Total uses of cash	(2,306,095)

Cash balance at December 31, 2012	$59,432

Net cash used in operating activities of $2,000,278  and $4,403,330 for the years ended December 31, 2012 and 2011 respectively are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities through December 31, 2012 principally through issuances of preferred stock, issuances of common shares, promissory notes, and the exercise of common share purchase warrants in private placements. These financings are summarized as follows:

	For the Years Ended December 31,
	2012	2011

Proceeds from sale of common shares and warrant exercises, net	$360,000	$1,479,208
Proceeds from promissory notes	—	1,000,000
Repayments of promissory notes	(75,000)	(5,947,847)
Proceeds from related party notes	565,000	125,000
Repayment of related party note	—	(125,000)
Payment of loan fee	—	(27,000)
Net cash provided by (used in) financing activities	$850,000	$(3,495,639)

In March 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  In November and December 2012, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $110,000, and represented the sale of 1,100,000 common shares and 550,000 warrants.

During 2012, Stuart J. Doshi, President and CEO, advanced to us twelve loans in the amount of $565,000. The notes accrue interest at 10% annually and are payable on demand.

In 2012 we paid $75,000 in repayment of promissory notes.

In February 2011, Stuart J. Doshi, President and CEO, advanced to us a loan in the amount of $125,000. The note accrued interest at 8% annually and was payable on demand.

In March 2011, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.45 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 for a period of three years. The total aggregate purchase price for the units sold was $922,648, and represented the sale of 2,050,328 common shares and 1,025,164 warrants.  In June 2011, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.55 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $1.00 for a period of three years. The total aggregate purchase price for the units sold was $556,560, and represented the sale of 1,011,928 common shares and 505,965 warrants.

In June and July 2011, pursuant to the Fifth Amendment of the Amended and Restated Term Loan Agreement with BOK, the Company took additional advances totaling $1,000,000.

In 2011 we paid $6,099,847 in repayments of promissory notes, the repayment of a related party note and loan fees.

The net proceeds of our equity and note financings coupled with net cash provided by investing activities of $292,969 and $7,867,847 in 2012 and 2011, resulting primarily from the sale of certain mineral rights in 2012 and the sale of certain idle and non-income producing equipment in 2011, were primarily used to fund operating activities and invested in oil and natural gas properties and our gas processing plant totaling $244,705, and $1,382,153 for the years ended December 31, 2012 and 2011, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures and growth strategy requirements for the foreseeable future. See “Outlook for 2013/2014 Capital” for a description of our expected capital expenditures for 2013/2014. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds pursuant to promissory notes to finance our activities.

As discussed in the “Outlook for 2013/2014 Capital”, we are forecasting capital expenditures of $6.4 million during 2013. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of 2013, to fund ongoing operations and to follow through with plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and farm-out certain of our projects.  Additionally, as a result of our liquidity concerns, we may have difficulty raising sufficient funds to meet our projected funding requirements.  See Item 1A.- “Risk Factors — Risks Related to Our Business”.

Since our inception, we have participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and have participated in seismic surveys and the drilling of test wells on our undeveloped properties. Further leasehold acquisitions, drilling and seismic operations are planned for 2013 and future periods. In addition, exploratory and development drilling is scheduled during 2013 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities. However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

•	farm-out our interest in proposed wells;

•	sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest;

•	reduce general and administrative expenses; and/or

•	forfeit our interest in wells that are proposed to be drilled.

Outlook for 2013/2014 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $6,445,000 during the year 2013, allocated as follows:

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

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in our ability to achieve our 2013 cash flow projections. See “Liquidity and Capital Resources.”

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

Income Taxes

As of December 31, 2012, GeoPetro had net operating loss (NOL) carryforwards of approximately $39,500,000 for federal income tax purposes which begin to expire in 2017.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

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

The Company also has approximately $12,430,000 of California net operating losses and approximately $670,000 of Alaska net operating losses which begin to expire in 2012 and 2026, respectively. In accordance with ASC 718, a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $318,264 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

A significant change in our ownership may limit our ability to use these NOL carryforwards. ASC 740, Accounting for Income Taxes (formerly Statement of Financial Accounting Standards No. 109), requires that the tax benefit of such net operating loss be recorded as an asset. At December 31, 2012, we had net deferred tax assets of approximately $17,615,000 related to the NOL and other temporary differences. We have recorded a full valuation allowance of $17,615,000 at December 31, 2012 due to uncertainties surrounding the realizability of the deferred tax asset.

Off Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2012, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place. Similarly, we have no financial derivatives. Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, other gas financial instruments or financial derivatives in 2013.

Impact of Inflation & Changing Prices

As the following table illustrates, average sales prices of natural gas have changed in the past two years. This has led to changes in revenues and earnings from operations:

	For the Years Ended December 31,
	2012	2011
Average Sales Prices per Mcf	$2.18	$3.35
Net Production Volume Mcf	161,377	291,797
Revenues	$351,082	$976,571
Loss from Operations (1)	$(3,891,872)	$(4,911,944)

(1)	Loss from operations includes $620,656 and $750,133 in impairment expense in 2012 and 2011, respectively.

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

Stock Based Compensation — The Company has a stock-based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable within five years and expire five to ten years after the grant date. We measure and record stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility.  We record the compensation expense ratably over the requisite service period defined in the award.  The Company recorded $422,999 and $407,311 of stock-based employee compensation for the twelve months ended December 31, 2012 and 2011, respectively.

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

Hedging. We did not enter into any hedging transactions during the years ended December 31, 2011 or 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Vice-President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.  Based on this evaluation, we have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2012.  This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the company to provide only management’s report in this annual report. Management’s report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information is provided on the following pages about the directors, including their principal occupations for the past five years, certain other directorships, age and length of service as a director of GeoPetro.  Membership on Board committees, attendance at Board and committee meetings and ownership of GeoPetro stock are provided in separate sections following the biographical information on the directors.

Name	Age	Position with GeoPetro (1)

Stuart J. Doshi(2)	67	Director, Chairman, President and Chief Executive Officer
David V. Creel(2)	73	Director and Vice President of Exploration
Thomas D. Cunningham(3)(4)	64	Director
David G. Anderson(3)(4)	60	Director
Christopher T. Czuppon(3)(4)	36	Director

Notes:

(1)
Each director is elected or appointed to hold office until the next annual meeting of shareholders or until their successor is duly elected or appointed, unless their office is earlier vacated. Our bylaws currently authorize a minimum of four and a maximum of seven directors to serve on the Board of Directors and, by resolution of the Board of Directors, the current number of directors has been set at five.

(2)	Executive Officer.

(3)	Member of the Audit Committee.

(4)	Independent, in accordance with the rules of the NYSE MKT.

Stuart J. Doshi. Mr. Doshi, 67, has been actively engaged in the oil and gas business for the past 43 years. Mr. Doshi began his oil and gas career with Natomas Company in 1970. He held various positions of increasing responsibility in planning, corporate development and financial management with Natomas. Mr. Doshi's activities covered international oil and gas exploration and production, domestic oil and gas exploration and production, geothermal energy production, coal production and petroleum trading and marketing companies.  After leaving Natomas in 1985, Mr. Doshi served as a Senior Vice President of Energy Sources Group until 1988. Mr. Doshi then served as Vice President of Pan Pacific Petroleum, Inc. from 1988 to 1991. Immediately prior to forming GeoPetro, Mr. Doshi was the Managing Director of Sierra Overseas Corporation. Mr. Doshi founded GeoPetro in 1994 and has served as a director and our President and Chief Executive Officer since our inception and as Chairman of the Board since March 1998. Mr. Doshi is a graduate of the University of San Francisco with a Bachelor's Degree in Finance and the University of California, Santa Barbara with a Master's Degree in Economics.

Mr. Doshi is our longest-serving director, and he brings to the Board a broad array of institutional knowledge and a historical perspective.  He has served as our Chairman since 1998.  He possesses the critical historical and institutional knowledge of the Company's projects and the complex multi-jurisdictional contractual arrangements governing them.  We believe any discussions concerning the strategic direction of our Company should be conducted with this knowledge, insight and experience.  The Board of Directors believes that having Mr. Doshi serve as the Chairman of the Board of Directors is a benefit to the overall success and growth of the Company. Since he manages the day-to-day operations, he has a unique perspective on the Company's technical and financial strengths and is best positioned to chair board meetings where key business issues and corporate strategies are discussed on a routine basis.  As indicated above, Mr. Doshi has been involved in the oil and gas industry virtually all his professional life and has developed a wide network of personal and business relationships within the oil and gas industry.  His strong financial background combined with his many years of domestic and international operational experience throughout changing conditions in the market and industry provide him with the ability to successfully lead the Company.

David V. Creel. Mr. Creel, 73, has 48 years oil and gas experience as a petroleum exploration geologist. Mr. Creel held various geological and supervisory positions in Libya during his eleven-year career with AMOSEAS (the operator for CALTEX Petroleum). Mr. Creel was also the Exploration Manager of the Rocky Mountain Region and Canada for Ladd Petroleum Company; Exploration Manager of the Rocky Mountain Region for Kilroy Company of Texas; and President of Aztec Resources Corporation. Since 1995, Mr. Creel worked as an independent geologic consultant and in June 1998 he joined GeoPetro in his current role as Vice President of Exploration. Mr. Creel has served as a director of GeoPetro since October 2001. Mr. Creel is a graduate of the University of Notre Dame with a Bachelor's degree in Geology and the University of Tulsa with a Master's degree in Geology.

Mr. Creel has been an officer and Vice President of Exploration of GeoPetro since 1998 and has served as a member of our Board for more than 10 years. Based on his experience at Ladd Petroleum Company and AMOSEAS, which is described above, Mr. Creel is able to deliver important geological and technical insights to our management and other directors on our various oil and gas projects, which are both developmental and exploratory in nature.  His prior experience in exploring diverse geologic basins in both the US and internationally for oil and gas enables him to lend expertise with respect to our geographically diverse portfolio of oil and gas assets.

Thomas D. Cunningham. Mr. Cunningham, 64, has 36 years of experience in general management, with expertise in mergers and acquisitions, foreign exchange, sales, financial analysis and personnel management. Most recently, he has served as Senior Vice President of OfficePower L.L.C., a privately owned company in the distributed generation business. Prior to joining OfficePower Inc. , Mr. Cunningham served as Executive Vice President and Chief Financial Officer of Microban International, Ltd., a seller and licensor of branded additives from 2000 to 2003. From 1997 to 2000, Mr. Cunningham was a member of the Board and Executive Vice President of EMCOR Group, Inc. Prior to EMCOR, Mr. Cunningham was with Swiss Army Brands Inc. from 1994 to 1997, where he served on the Board of Directors and as Executive Vice President and Chief Financial Officer. Prior to that position, Mr. Cunningham spent 21 years with J.P. Morgan & Co., in various positions of increasing responsibility and last served as Managing Director in the Corporate Banking Group. Mr. Cunningham has served as a director of GeoPetro since April 2000. Mr. Cunningham is a graduate of Harvard College with a Bachelor's degree in Economics and Columbia University with a Master's degree in Business Administration.

Mr. Cunningham has been a member of our Board for 13 years, and has provided independent leadership to our Board as our Audit Committee Chairman. In addition to having extensive historical knowledge of GeoPetro and its business, Mr. Cunningham brings to the Board a wide range of experience with respect to senior management and corporate finance which supports the Board's management oversight role as well as its commitment to oversee and direct corporate strategy.  In recognition of Mr. Cunningham's skills in overseeing GeoPetro's financial reporting as well as his overall leadership abilities, his fellow directors elected him as Chairman of the Audit Committee.

David G. Anderson. Mr. Anderson, 60, became Vice Chairman of Dundee Securities Ltd. in November 2009. Prior to that time, he was a Senior Vice President and director of Dundee Securities Corporation where he has managed the firm's investment banking and capital markets activities since 1998. Mr. Anderson began his career with the National Energy Board of Canada in 1976 and later was employed by Amoco Production Company from 1978 to 1986 in its Calgary, Chicago and Houston offices. In 1987, Mr. Anderson returned to Canada with Midland Doherty and later joined BBN James Capel where he was the Managing Director from 1988 to 1995. From 1995 to 1998, Mr. Anderson was a partner and Managing Director with another investment dealer, Loewen, Ondaatje, McCutcheon Limited. Mr. Anderson has served as a director of GeoPetro since March 2006. Mr. Anderson is a graduate from the University of Manitoba with a Master's degree in Business Administration and Bachelor's degree in Arts.

Mr. Anderson has been a member of our Board for 7 years, and currently serves on our Audit Committee.  Mr. Anderson provides the Board with a combination of historical industry perspective and an extensive understanding of the industry's current challenges and opportunities, both as an investment banker and experienced business person in our industry. Mr. Anderson brings extensive senior management and capital markets experience including acquisitions, divestitures, spin-offs, and cross-border transactions.  His expertise is valuable in directing corporate strategy.

Christopher T. Czuppon.  Mr. Czuppon, 36, is the Managing Director of CC Natural Resource Partners, LLC and has held that position from 2009 to present. He has thirtenn years of experience in the energy corporate finance industry focusing his efforts in exploration and production, oilfield services, midstream, electric power and renewable and alternative fuels. Specifically, he has worked in the energy industry on the investment banking, business development and direct private investment aspects of the business. Prior to founding CC Natural Resource Partners, Mr. Czuppon was employed by Energy Capital Solutions, an energy focused investment bank, from February 2004 until March 2009.  Mr. Czuppon served as lead banker and an integral deal team member on financing and advisory mandates as well as new business development for micro-cap and small-cap energy companies. Mr. Czuppon's transaction experience for public and private companies includes 15 M&A transactions totaling $1.0 billion in value, 41 private placement transactions totaling $1.2 billion in total capital raised and 24 senior and mezzanine debt transactions totaling $1.2 billion in total debt capital raised.  Mr. Czuppon was an Analyst with the Hunt Oil Company's business development and energy private equity group focusing on midstream oil and gas, oilfield services, and power transactions from 2003 to 2004. Prior to his role with the Hunt Oil Company, Mr. Czuppon worked for the Hunt Power Company as a financial analyst in a similar capacity.  The Board has determined that he is an "audit committee financial expert" as defined by SEC rules.  Mr. Czuppon earned a B.A. in economics from the University of Texas at Austin with concentrations in money and banking and public finance.

Mr. Czuppon has been a member of our Board for 3 years, and currently serves on our Audit Committee.  Mr. Czuppon's acumen in corporate finance brings additional vigor and sharpness to our Board of Directors.  Mr. Czuppon has a strong background in providing financial transactional services on a wide range of corporate matters including mergers and acquisitions, private placements, debt and equity financings.  His expertise is valuable to us in the execution of our corporate strategy.

Executive Officers

The following table provides information regarding our executive officers, their ages, the year in which each first became an officer of the Company and descriptions of their backgrounds.

Name

Stuart J. Doshi (67)
President, CEO and Chairman (a)

David V. Creel (73)
Vice President of Exploration and Director (a)

Dale W. Dvoracek (48)
Vice President of Finance (b)

(a)	Information regarding the executive officers is provided under “Directors.”

(b)	Dale W. Dvoracek was appointed as the Company's Principal Accounting Officer in October 2011 and currently serves as the Company’s Vice President of Finance.

Legal Proceedings

Currently, no director or executive officer is a party to any legal proceeding adverse to the interests of the Company.  Additionally, no director or executive officer has an interest in any proceeding adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC").  Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.  Based on a review of such reports we believe that during our fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were timely complied with.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, executive officers and directors. Our code of business conduct and ethics is posted on our website, www.geopetro.com, under the Investor Relations section.  In addition, a copy of the code of business conduct and ethics will be provided without charge upon request to the Corporate Secretary, GeoPetro Resources Company, 150 California Street, Suite 600, San Francisco, CA 94111.  We intend to disclose any future amendments to certain provisions of our code of business conduct and ethics, or waivers to such provisions, applicable to our directors and executive officers, at the same location on our website identified above.  The inclusion of our website address in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement.

Corporate Governance

Board of Directors

David Anderson, Thomas Cunningham and Christopher Czuppon, current directors, are independent as defined by the rules of the NYSE MKT. Stuart Doshi and David Creel, current directors, are not independent as defined by the rules of the NYSE MKT. Our Board of Directors is currently comprised of a majority of independent directors.

Company Leadership Structure

Stuart Doshi serves as both the principal executive officer and board chairman.  We believe this board leadership structure is appropriate given the specific characteristics and circumstances of the Company.  Specifically, we believe it is appropriate due to the relatively small size of the Company (i.e. less than $100 million in assets) and the fact that Mr. Doshi possesses the critical historical and institutional knowledge of the Company's projects and the complex multi-jurisdictional contractual arrangements governing them.  We believe any discussions concerning the strategic direction of our Company should be conducted with this knowledge, insight and experience. In his capacity as Chairman, Mr. Doshi has the following responsibilities:

•	Calls meetings of the Board,

•	Chairs meetings of the Board and the Annual Shareholders' Meeting,

•	Establishes Board meeting schedules and agendas,

•	Ensures that information provided to the Board is timely, complete, and accurate,

•	Communicates with all directors on key issues and concerns outside of Board meetings, and

•	Represents the Company to and interacts with shareholders and employees.

The Board of Directors believes that having Mr. Doshi serve as both the Chief Executive Officer and the Chairman of the Board of Directors is a benefit to the overall success and growth of the Company. Since he manages the day-to-day operations, he has a unique perspective on the Company's technical and financial strengths and is best positioned to chair board meetings where key business issues and corporate strategies are discussed on a routine basis.

The strong working relationships among Mr. Doshi and the other Directors foster open communications among the members of the Board.  The Board believes that such communication is vital to understanding issues, promoting oversight, and encouraging the frank discussion of matters essential to leading a complex and dynamic company.

We will continue to examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company's needs.

The Company does not have a lead independent director.

The board of directors and its audit committee play a critical role in risk oversight by establishing the right environment or tone at the top by senior executives and others throughout the enterprise. It is the board's responsibility to represent the interests of shareholders.  The board also plays a vital role in overseeing management's approach to enterprise risk management, including the determination of the Company's appetite for risk.

Committees of the Board of Directors

We have an Audit Committee of the Board of Directors which complies with the rules of the NYSE MKT and the SEC.  Our Audit Committee charter is available on our website, www.geopetro.com, under the investor relations section. The inclusion of our website address in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement.

Audit Committee

Our Audit Committee currently consists of three directors, Thomas Cunningham, Christopher Czuppon and David Anderson. Messrs. Cunningham, Czuppon and Anderson are independent as defined by the rules of the NYSE MKT and the SEC. Each member of the Audit Committee meets the financial literacy and experience requirements of the SEC and NYSE MKT rules. Mr. Cunningham serves as the chairperson of the Audit Committee and Christopher Czuppon is an "audit committee financial expert" under applicable SEC rules.  Our Audit Committee operates pursuant to a written charter that satisfies applicable SEC and NYSE MKT rules.  Our Audit Committee charter is available on our website at http://www.geopetro.com.

Our Audit Committee charter requires that the Audit Committee oversee our corporate accounting and financial reporting processes. The primary duties of our Audit Committee are to, among other things:

•	evaluate our independent auditors' qualifications, independence and performance;

•	determine the engagement and compensation of our independent auditors;

•	approve the retention of our independent auditors to perform any audit and permissible non-audit services;

•	monitor the rotation of partners of the independent auditors on our engagement team as required;

•	review our consolidated financial statements;

•	review our critical accounting policies;

•	meet with our management periodically to consider the adequacy of our internal controls and procedures for financial reporting;

•
establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	review on an ongoing basis and approve related party transactions;

•	prepare the reports required by the rules of the SEC to be included in our annual proxy statement;

•	discuss with our management and our independent auditors the results of our annual audit and the review of our quarterly consolidated financial statements.

Audit Committee Report (1)

Our Audit Committee currently consists of three directors, Thomas Cunningham, Christopher Czuppon and David Anderson. Messrs. Cunningham, Czuppon and Anderson are independent as defined by the rules of the NYSE MKT and the SEC. Each member of the Audit Committee meets the financial literacy and experience requirements of the SEC and NYSE MKT rules. Mr. Cunningham serves as the chairperson of the Audit Committee and Christopher Czuppon is an "audit committee financial expert" under applicable SEC rules. We have adopted an Audit Committee charter that satisfies applicable SEC and NYSE MKT rules.  The Committee met five times during fiscal year 2012 to fulfill its responsibilities.

The role of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board of Directors.  Management is responsible for the Company's accounting, consolidated financial statements and financial reporting processes. The Company's independent auditor is responsible for performing an independent audit of the Company's consolidated financial statements and expressing an opinion as to the conformity of such consolidated financial statements with generally accepted auditing standards.

In this context, the Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended December 31, 2012 with management and Burr Pilger Mayer Inc. ("Burr Pilger Mayer"), the Company's independent auditor. The Committee discussed with Burr Pilger Mayer matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1.AU Section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  In addition, the Committee has received the written disclosures and the letter from Burr Pilger Mayer required by the applicable requirements of the Public Company Accounting Oversight Board regarding Burr Pilger Mayer’s communications with the Audit Committee concerning independence.  The Audit Committee discussed their independence with them and satisfied itself of the independence of the independent registered public accountants. The Committee considered the effects that the provision of non-audit services may have on the auditor's independence.

Based on the reviews and discussions referred to in this report, and subject to the limitations on the role and responsibilities of the Committee referred to in its charter, the Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

THE AUDIT COMMITTEE

Thomas Cunningham (Chair)
David Anderson
Christopher Czuppon

(1)
SEC filings sometimes incorporate information by reference.  This means that the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading.  Unless GeoPetro specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Compensation Committee

We do not have a Compensation Committee and, as such, we do not have a Compensation Committee charter. The Board of Directors believes that it is in the best interest of the Company to permit all independent directors to fully participate in the compensation decisions for our executive officers, as well as our directors. In accordance with the rules of the NYSE MKT, the compensation of our Chief Executive Officer and all other executive officers is determined, or recommended to the Board of Directors for determination, by a majority of independent directors.

The independent directors' duties include:

•	establishing overall employee compensation policies and recommending to our Board of Directors major compensation programs;

•	reviewing and approving the compensation of our corporate officers and directors, including salary, bonus awards and stock option grants;

•	administering our various employee benefit, pension and equity incentive programs;

•	reviewing executive officer and directors indemnification and insurance matters;

•	managing and reviewing employee loans; and

•	preparing a report on executive compensation for inclusion in our annual report and, as applicable, our proxy or information statement.

Our current independent directors who participate in the consideration of executive officer and director compensation are David Anderson, Thomas Cunningham and Christopher Czuppon.  In establishing compensation for our executive officers and directors, we do not rely on independent compensation consultants to analyze or prepare formal surveys for us.  Our independent directors review executive compensation on an annual basis.  In establishing compensation to our executives, we strive to provide compensation that will:  (1) motivate and retain executives and reward performance; (2) encourage our long-term success; (3) encourage the long-term enhancement of shareholder value; and (4) encourage the application of prudent decision-making processes in an industry marked by volatility and high risk.

Nominating Committee

We do not have a Nominating Committee and, as such, we do not have a Nominating Committee charter. The Board of Directors believes that it is in the best interest of the Company to permit all independent directors to fully participate in the director nomination process. In accordance with the rules of the NYSE MKT, director nominees are selected, or recommended to the Board of Directors for selection, by a majority of independent directors. The independent directors do not have a policy that considers diversity when identifying nominees for director. In addition, the independent directors' duties include:

•	establishing standards for service on our Board of Directors and nominating guidelines and principles;

•	identifying individuals qualified to become members of our Board of Directors and recommending director candidates for election to our Board of Directors;

•	considering and making recommendations to our Board of Directors regarding its size and composition, committee composition and structure and procedures affecting directors;

•	establishing policies regarding the consideration of any director candidates recommended by our shareholders, and the procedures to be followed by shareholders in submitting such recommendations;

•	evaluating and reviewing the performance of existing directors; and

•
monitoring our corporate governance principles and practices and making recommendations to our Board of Directors regarding governance matters, including our articles of incorporation, bylaws and charters of our committees.

Our current independent directors who participate in the consideration of director nominees are David Anderson, Thomas Cunningham and Christopher Czuppon.  At an appropriate time prior to each annual meeting of shareholders at which directors are to be elected or reelected, and whenever there is otherwise a vacancy on the Board, the independent directors who participate in the consideration of director nominees will assess the qualifications and effectiveness of the current board members and, to the extent there is a need, shall actively seek additional individuals well-qualified and available to serve to become board members.  Members of management, the independent directors or any other member of the board may identify a need to add a new member to the board with specific criteria at any other time.  Shareholders of the Company may identify a potential director candidate in accordance with the procedures set forth below.  The independent directors may choose to hire an independent search firm to identify potential director candidates in those situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

We have adopted procedures by which shareholders may recommend director candidates for membership to our board.  Each shareholder recommending a person as a director candidate must provide the Company at its principal executives offices with the following information in order for the independent directors to determine whether the recommended director candidate is independent from the shareholder or each member of the shareholder group that has recommended the director candidate:

(i)
If the recommending shareholder or any member of the recommending shareholder group is a natural person, whether the recommended director candidate is the recommending shareholder, a member of the recommending shareholder group, or a member of the immediate family of the recommending shareholder or any member of the recommending shareholder group;

(ii)
If the recommending shareholder or any member of the recommending shareholder group is an entity, whether the recommended director candidate or any immediate family member of the recommended director candidate has been an employee of the recommending shareholder or any member of the recommending shareholder group during the then-current calendar year or during the immediately preceding calendar year;

(iii)
Whether the recommended director candidate or any immediate family member of the recommended director candidate has, during the year of the nomination or the preceding three fiscal years of the Company, accepted directly or indirectly any consulting, advisory, or other compensatory fee from the recommending shareholder or any member of the group of recommending shareholders or any affiliate of any such holder or member, provided that compensatory fees would not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with such holder or any such member (provided that such compensation is not contingent in any way on continued service);

(iv)
Whether the recommended director candidate is an executive officer or director (or person fulfilling similar functions) of the recommending shareholder or any member of the recommending shareholder group, or of an affiliate of the recommending shareholder or any such member of the recommending shareholder group; and

(v)
Whether the recommended director candidate controls the recommending shareholder or any member of the recommending shareholder group (or in the case of a holder or member that is a fund, an interested person of such holder or any such member as defined in Section 2(a)(19) of the Investment Company Act).

Each shareholder recommending a person as a director candidate or the person recommended by a shareholder as a director candidate must provide the Company with such information as may be reasonably required to determine whether the recommended director candidate is qualified to serve on the Audit Committee of the board, so that the independent directors may assess whether, if the candidate were elected to the board, the board as then composed would have a sufficient number of directors qualified to serve on the Audit Committee in accordance with the rules of the NYSE MKT and the Securities and Exchange Commission.

Each shareholder recommending a person as a director candidate or the person recommended by a shareholder as a director candidate must provide the Company with such information as may be reasonably required to determine whether the director candidate meets the standards of independence established by NYSE MKT and the SEC so that the independent directors may assess whether, if the candidate were elected to the board, the board as then composed would have a sufficient number of independent directors.

The Company may request from the recommending shareholder such other information as may reasonably be required to determine whether each person recommended by a shareholder as a director candidate meets the minimum director qualifications established by the Company's board, to enable the Company to make appropriate disclosures to shareholders entitled to vote in the next election of directors.

The shareholder must submit a detailed resume for the candidate and an explanation of the reasons why the shareholder believes this candidate is qualified for service on the board.  The shareholder must include the consent of the candidate and describe any arrangements or undertakings between the shareholder and the candidate regarding the nomination.  The shareholder must also submit proof of his, her or its Company stockholdings.

The person recommended by a shareholder as a director candidate shall make himself or herself reasonably available to be interviewed by the independent directors and members of management, as determined appropriate by the independent directors.  The Company will not accept a shareholder recommendation for a director candidate if the recommended candidate's candidacy or, if elected, board membership, would violate controlling state law, federal law or the rules of any exchange or market on which the Company's securities are listed or traded.

The independent directors evaluate nominees recommended by shareholders on the same basis as nominees recommended by any other source.  Nominations to the board may be submitted by shareholders of the Company for consideration by the Board of Directors by sending such nominations to: Stuart J. Doshi, Chairman, President and Chief Executive Officer, GeoPetro Resources Company, 150 California Street, Suite 600, San Francisco, CA 94111.

Currently, there are no specific minimum qualifications that the independent directors believe must be met by a nominee for director, whether such director is recommended by a shareholder or identified by the independent directors.  In making their assessment of nominees, the independent directors seek candidates who meet the current challenges and needs of the board.  In making their assessment, the independent directors may request that nominees complete and return a questionnaire prepared by the Company.  The independent directors will consider issues of independence, knowledge, judgment, diversity, skills, education, character, standing in the community, and industry and financial background and experience.  If the independent directors preliminarily determine that the potential candidate is qualified to fill a vacancy or to satisfy a particular need after a preliminary inquiry, the independent directors will make an investigation and interview the potential candidate, as necessary, to make an informed final determination.  During this process, the independent directors may solicit input from other members of the Board, the Company's Chief Executive Officer and members of the Company's senior management, as the independent directors deem appropriate, during the interview and evaluation process, regardless of who recommended the candidate.

Meetings of the Board and the Committees of the Board

During 2012, the Board of Directors held seven regular meetings.  In 2012, the Audit Committee held five regular meetings.  All of the directors attended 100 percent of the meetings of the Board and of the committee on which they served during that period, except David Anderson who attended all of the Board meetings and eighty percent of the Audit Committee meetings due to scheduling conflicts.  Mr. Anderson was briefed by Mr. Doshi on these occasions.   Directors are expected to attend our annual meeting of shareholders.  All of our directors attended our annual meeting of shareholders in 2012.

Communications with the Board of Directors

If a shareholder would like to write to the Board, he or she may send written correspondence to the following address:  GeoPetro Resources Company, Attn:  Board of Directors, 150 California Street, Suite 600, San Francisco, CA 94111.  Shareholders should provide proof of share ownership with their correspondence.  It is suggested that shareholders also include contact information.  All communications will be received and processed by our President, and then directed to the appropriate member(s) of the Board.  In general, correspondence relating to accounting or auditing matters will be referred to the Chairperson of the Audit Committee.  All other correspondence will be referred to the independent directors.  To the extent correspondence is addressed to a specific director or requires a specific director's attention, it will be directed to that director.

Oversight of Risk Management

The Company is exposed to a number of risks and undertakes enterprise risk management reviews to identify and evaluate these risks and to develop plans to manage them effectively. The Company's executive officers are directly responsible for the Company's enterprise risk management function and report to the Board of Directors. Although not inclusive, a list of items considered generally includes:

•	accurate and complete financial reporting,

•	rules and regulations of the NYSE MKT,

•	environmental and safety issues,

•	safeguarding of Company assets,

•	adequacy of insurance protection,

•	compliance with all credit facility covenants, and

•	employee relations issues.

The Board of Directors plays a key role in the oversight of the Company's enterprise risk management function. Using their collective skills and experience, they consider information provided by management and provide feedback and make recommendations, if needed, to try to help minimize risk to the Company's current and future value.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We do not presently have a Compensation Committee. The Board of Directors believes that it is in the best interest of the Company to permit all independent directors to fully participate in the compensation decisions for our executive officers. In accordance with the rules of the NYSE MKT, the compensation of our executive officers is determined, or recommended to the Board of Directors for determination, by a majority of independent directors. The independent directors consider the input of Stuart Doshi, our President and Chief Executive Officer, in making their recommendations for our other executive officers. The independent directors do not engage compensation consultants in formulating compensation decisions.

Our independent directors are responsible for reviewing executive compensation on an annual basis. Compensation for our executive officers consists of three components:

•	base salaries;

•	stock option grants; and

•	cash bonuses.

In establishing the compensation paid to our executives, we emphasize providing compensation that will: (1) motivate and retain executives and reward performance; (2) encourage our long term success; (3) encourage the long term enhancement of shareholder value; and (4) encourage the application of prudent decision making processes in an industry marked by volatility and high risk.

Historically, we have evaluated compensation paid to our executive officers based upon the following factors:

•	the growth in our oil and gas reserves and production;

•	cash flow;

•	the extent to which our executive officers have been successful in finding and creating opportunities for us to participate in attractive oil and gas projects;

•	the ability of our executives to formulate and maintain sound budgets for drilling ventures and other business activities;

•	our overall financial condition;

•	the extent to which proposed business plans are met; and

•
by comparing the compensation packages of our executive officers with the compensation packages of executive officers of other companies in the oil and gas industry, which are similar to us in their size and operations, among other factors.

We do not assign relative weights or rankings to these factors. Instead, we make subjective determinations based upon a consideration of all of these factors. While specific performance levels or "benchmarks" are not used to establish compensation, we do take into account our overall progress over time.

In establishing compensation for our executive officers, we do not rely on independent consultants to analyze or prepare formal surveys for us; however, we make informal comparisons of our executives' compensation with the compensation paid to executives of other publicly and privately held companies similar to ours. Companies included in our informal comparisons included companies in our deemed industry peer group including Kodiak Oil and Gas Corporation (KOG), GeoMet, Inc. (GMET), Double Eagle Petroleum Co. (DBLE), and Gasco Energy, Inc. (GSX).  These companies are publicly-traded exploration and production companies. In addition, we take into account the fact that we do not provide significant perquisites and we provide no retirement plan or pension benefits to our executive officers.

Compensation Risks

Our independent directors, with the assistance of Mr. Doshi, review the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking. Management of the Company conducted a similar risk assessment with respect to other employees. Management and the independent directors believe that risks arising from our compensation policies and practices for our executive officers and other employees are not reasonably likely to have a material adverse effect on the Company. In addition, we believe that the mix and design of the elements of compensation do not encourage management to assume excessive risks.

Elements of Compensation

Mr. Doshi is currently party to an employment agreement whereby he is to receive a base salary which is subject to an annual inflation adjustment based on the 1995 Consumer Price Index. In the past, we have amended Mr. Doshi's employment agreement to provide for increases in base salary. When determining base salaries, we perform a subjective analysis of each executive officer's contributions and overall performance, consider the current compensation paid to executives of similar companies, and the officer's current salary.

During 2012 and 2011, salaries accounted for approximately 75% and 90% respectively of total compensation for the Chief Executive Officer.

In reviewing the overall compensation of Mr. Doshi, our President and Chief Executive Officer, we took into account the fact that Mr. Doshi declined receiving an increase in his base salary since 2003.  In the past several years, we were faced with intense competition in the oil and gas industry, including competition for oil and gas leases, and scarcity of available drilling rigs and goods and services related to the drilling, testing and completion of wells, and more recently, scarcity of capital and weakening natural gas prices. While industry competition has softened somewhat with the recent economic downturn, in the prior years, competition was intense, particularly from competitors that have similar or greater financial and human resources than we do.  We believe the insight, experience and leadership of Mr. Doshi has been instrumental in keeping us positioned to access sufficient capital and remain competitive. Additionally, Mr. Doshi, in his capacity as President and Chief Executive Officer, has been responsible for achieving a number of historical benchmarks for us, including, but not limited to:

•
Negotiating with Hanover Compression Limited Partnership and Gateway Processing Company the installation and construction of a new gas treatment plant and related pipelines which became operational in 2003 in the Madisonville Project, which was necessary in order to treat natural gas production from our wells in the Madisonville Field in Texas.

•
Arranging the sale of the gas treatment plant by Hanover to Madisonville Gas Processing, LP and the related commitment by MGP to expand the treating capacity of the plant from 18 million cubic feet of natural gas per day to 68 million cubic feet of natural gas per day.

•
Negotiating on favorable terms to the Company the purchase of the Madisonville gas treatment plant and related gathering pipelines in exchange for the assumption of secured bank debt, payment of certain outstanding payables and shares of GeoPetro's common stock.

•	The drilling of additional wells at the Madisonville Project in an industry environment affected by intense competition and shortages of available drilling rigs and associated goods and services.

•
On March 30, 2006, we completed an initial public offering in Canada, which consisted of 3,730,021 shares of common stock at an issue price of $3.50 per share and 519,500 shares of common stock issued on a "flow-through" basis under the Income Tax Act (Canada) at an issue price of $3.85 per share for aggregate gross proceeds of $15,055,149.

•
On September 29, 2006 we sold 70% of our interest in C-G Bengara to CNPCHK (Indonesia) Limited in exchange for a substantial financial commitment from CNPC to conduct exploration, appraisal and development activities on the Bengara II PSC production sharing contract in Indonesia.

•	The sale of an interest in October 2005 in another Indonesian production sharing contract for cash consideration of $2,400,000.

•	The settlement in June 2006 of all of our pending litigation related the Miller and Mejlaender lawsuits.

•
Approval of S-1 Registration Statement and the subsequent Company listing on the American Stock Exchange under the symbol "GPR" providing shareholders with a significant increase in liquidity and increase in trading volume.

•	Extending leases for the deep rights in Madisonville, Texas and the Lokern Project in the San Joaquin basin of California.

•	Completing a $7.7 million common stock offering at $3.85 per unit and satisfying subsequent registration requirements in May, 2008.

•
Completing, under difficult market conditions, financings totaling $1.8 million by issuing promissory notes and $5.5 million, net of offering costs, through the issuance of Series B Convertible Preferred Stock to accredited investors in 2009.

•	Selling our working interest in the Alaska Leases in the Cook Inlet Region of Alaska to Linc Energy (Alaska) Inc. for upfront cash and significant overriding royalty interests.

•	In 2010, raising an additional $2.3 million in equity capital and $0.675 million in debt on favorable terms.

•	Securing loan extensions and negotiating a lower interest rate with Bank of Oklahoma, National Association, and securing loan extensions with certain non-bank lenders.

•	Settling Devon Energy overriding royalty claims on favorable terms.

•	Completing a unit sale through a private placement for a total of $922,648 on favorable terms in March 2011.

•	Completing a unit sale through a private placement transaction for a total of $556,560 on favorable terms in June 2011.

•
The sale of certain idle and non-income producing plant equipment at the Madisonville Plant to Peregrine Midstream Partners LLC for a final sales price of $9,250,000.  As a result of this transaction, GeoPetro recognized a significant gain on the sale of the equipment of $4,069,640 in 2011.

•	Negotiating the terms of the proposed merger with MCW Energy Group Limited.

When awarding stock options, we attempt to provide executives with an incentive compensation vehicle that could result in future additional compensation to them, but only if the value of our common stock increases for all shareholders. We perform a subjective analysis of each executive officer's contributions, and we consider the number of options granted on prior occasions and the length of time between option grants. All stock options are granted with exercise prices equal to or above the fair market value of the common stock on the date of grant.

In 2004, we implemented a new 2004 Stock Option and Appreciation Rights Plan (the "Stock Option Plan") providing for awards of incentive stock options, non-qualified stock options and stock appreciation rights. The Stock Option Plan replaced the 2001 Stock Incentive Plan as to new award grants effective in 2004 or thereafter to our directors, officers, employees and consultants. The terms of the Stock Option Plan govern future grants to our named executive officers. The terms provide, among other things, that the exercise price of option grants shall be no less than 110% of the fair market value of the common stock on the date of grant and that such grant shall vest at a rate no less than twenty percent (20%) over five years from the date of grant. We do not have specific established criteria for determining the timing of option grants.

In August 2012, the independent directors determined that additional stock options should be granted to our named executives to provide a long-term incentive to remain employed with us and to work toward the long-term best interests of all of our shareholders.  The option grants in 2012 were made pursuant to our 2004 Stock Plan.  The options were granted with a five-year vesting schedule providing that 20% of the options would vest on each one year anniversary of the date of grant of August 31, 2012.   We determined that the five-year vesting schedule was appropriate to provide a long-term incentive and align the interests of our management with the interests of all our shareholders.

During 2012 and 2011, stock option equity incentives accounted for approximately 14% and 0% of total compensation of the Chief Executive Officer, approximately 17% and 0% of total compensation of the Vice President of Exploration, and approximately 7% and 13% of total compensation of the Vice President of Finance.  The Board determined that our named executive officers had a sufficient equity stake in GeoPetro, consisting of shares of common stock and/or existing options and warrants, to align their interests with GeoPetro's and our shareholders.

Bonuses for each of our named executive officers are discretionary.   In determining bonus amounts, our independent directors took into consideration that our named executive officers have significant equity interests in GeoPetro through direct ownership of shares or prior option grants, which already provide them with performance incentives.  During 2012 and 2011, no bonuses were granted to any of the named officers.  In future periods, in considering whether to award bonuses, we will consider such factors as enumerated above in determining overall compensation, with a particular emphasis on our profitability and financial condition.

We provide certain personal benefits to our Chief Executive Officer in the form of life and disability insurance. During both 2012 and 2011, personal benefits accounted for approximately 11% and 10% of total compensation for the Chief Executive Officer.

We do not have any established formal criteria to determine how decisions regarding one compensation element might affect decisions regarding other compensation elements or fit into our overall compensation objectives.

Mr. Doshi's employment agreement provides for substantial and immediate cash payments in the event of a change in control or termination. The amounts of, and the conditions precedent for, such payments are discussed in detail in this proxy statement under "Potential Payments Upon Termination or Change in Control."

It is our conclusion that the amount and types of compensation currently being paid to our executive officers are sufficient to retain and motivate them, reward their performance and encourage their efforts to increase the value of our common stock for all shareholders. We did not pay bonuses for the last several years because of the Company's performance.

Compensation of Executive Officers

The following table sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer, our Vice President of Finance and our other most highly compensated executive officers whose total compensation exceeded $100,000 for services rendered during our 2012 and 2011 fiscal years. These officers are referred to as the named executive officers. No other executive officer received total compensation of more than $100,000 in the fiscal year ended December 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Option Awards ($)	Total ($)
Stuart J. Doshi	2012	200,000	(2)	—	30,024	(3)	36,727	266,751
Chairman, President and	2011	426,956	(2)	—	47,159	(3)	—	474,115
Chief Executive Officer

David V. Creel	2012	50,187	(4)	—	—		10,493	60,680
Vice President of Exploration	2011	101,646	(4)	—	—		—	101,646

Paul Maniscalco	2012	—		—	—		—	—
Former Interim Chief Financial Officer (6)	2011	24,260	(5)	—	—		—	24,260

Dale W. Dvoracek	2012	110,000	(7)	—	—		7,870	117,870
Vice President of Finance (6)	2011	46,000	(5)	—	—		6,852	52,852

(1)	None of the named executive officers received any compensation for their services as a director during 2012 or 2011.

(2)
$0 and $126,956 of Mr. Doshi's salary for 2012 and 2011, respectively, consists of an annual inflation adjustment based on the 1995 Consumer Price Index, per the terms of his employment agreement. The comparable inflation adjustment accrued and unpaid for 2012 is $140,208. In addition, Mr. Doshi has deferred a portion of his base salary in 2012.

(3)	Represents life and disability insurance premiums paid on Mr. Doshi's behalf, and automobile allowance.

(4)
Mr. Creel did not receive his full base salary during 2012 and 2011 due to temporary medical and personal leaves of absences. In 2011, Mr. Creel's schedule was reduced from full-time to part-time. Mr. Creel has deferred a portion of his base salary in 2012.

(5)	Represents a partial year of service.

(6)
Paul D. Maniscalco resigned his position as the Company's interim Chief Financial Officer in October 2011. Dale W. Dvoracek was appointed as the Company's Principal Accounting Officer in October 2011 and currently serves as the Company’s Vice President of Finance.

(7)	Mr. Dvoracek has deferred a portion of his base salary in 2012.

Employment Agreements and Potential Post-Employment Payments

We entered into a contract of employment with Stuart J. Doshi, Chairman, President and Chief Executive Officer, dated July 28, 1997 (effective July 1, 1997) and amended on January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005, January 30, 2006 and December 29 and 31, 2008. The contract as amended currently provides for a five-year term which commenced May 1, 2005 which term is automatically extended for successive two-year renewal terms unless: (a) the Board of Directors elects not to renew the contract and we provide notice to Mr. Doshi of such non-renewal at least six months prior to the expiry of his employment term or any renewal term, (b) Mr. Doshi provides notice at any time prior to the expiry of his employment term or any renewal term that he elects not to renew the contract, or (c) Mr. Doshi attains age 75, in which case the term ends upon the completion of the calendar year in which he becomes 75 years old unless we and Mr. Doshi mutually agree to one-year extensions. The contract of employment provides for an annual base salary of $300,000, subject to annual inflation adjustments based on the 1995 United States Department of Labor, Bureau of Labor Statistics Consumer Price Index of Urban Wage Earners and Clerical Workers. The contract also provided for options to purchase up to 750,000 shares of our common stock at an exercise price of $0.50 per share which options, as amended, expired on April 30, 2008.  Mr. Doshi exercised the options on April 25, 2008.  In the event that we file a registration statement under the 1933 Act, other than our initial registration statement, we have agreed to permit Mr. Doshi to include in the proposed registration the shares of our common stock that he would hold on exercise of his stock options and other securities issued to him, at no expense to him, subject to his payment of his own taxes, legal fees and underwriter's discounts, commissions and spreads.

Mr. Creel is the Vice President of Exploration for the Company.  He is currently employed on a month-to-month employment basis and earning compensation at a daily rate of $525.23.

Paul Maniscalco was our Interim Chief Financial Officer from April 15, 2010 until October 14, 2011. Mr. Maniscalco assisted GeoPetro in preparing and reviewing the Company's financial statements and information to be included in the Company's required SEC filings. Our consulting agreement with him provided for payment of $110 per hour as well as reimbursement for out-of-pocket expenses.

Dale Dvoracek is the Vice President of Finance for the Company.  The material terms of Mr. Dvoracek's employment agreement include an annual compensation of $144,000, and a stock option grant of 25,000 common shares granted under the Company's Stock Option Plan with an exercise price of $0.50 per share vesting ratably over five years.

Outstanding Equity Awards at Year-End 2012

The following table details information with respect to all options and warrants to purchase our common stock held by our named executive officers and outstanding on December 31, 2012.

Name	Number of Securities Underlying Unexercised Options Exercisable/Unexercisable			Option Exercise Price		Option Expiration Date

Stuart J. Doshi	1,000,000/	—			$2.10	5/13/2013
President and Chief Executive Officer	220,000/	55,000	(1)		$0.50	6/26/2013
	—/	350,000	(1)		$0.16	8/31/2017

David V. Creel	150,000/	—			$2.10	5/13/2013
Vice President of Exploration	60,000/	15,000	(2)		$0.50	6/26/2013
	—/	100,000	(2)		$0.16	8/31/2017

Paul Maniscalco	—/	—		$
Former Interim Chief Financial Officer

Dale W. Dvoracek	5,000/	20,000	(3)		$0.50	8/15/2016
Vice President of Finance	—/	75,000	(3)		$0.16	8/31/2017

(1)
Mr. Doshi has 405,000 common stock options which are not yet vested. The unvested common stock options will vest 20% of the original grant amount each year. Mr. Doshi must still be employed by us on the respective vesting date in order to vest his options, subject to certain exceptions. See "Potential Payments Upon Termination or Change in Control."

(2)
Mr. Creel has 115,000 common stock options which are not yet vested. The unvested common stock options will vest 20% of the original grant amount each year. Mr. Creel must still be employed by us on the respective vesting date in order to vest his options. However, if Mr. Creel is terminated without cause, all unvested options shall immediately vest. See "Potential Payments Upon Termination or Change in Control."

(3)
Mr. Dvoracek has 95,000 common stock options which are not yet vested. The unvested common stock options will vest 20% of the original grant amount each year. Mr. Dvoracek must still be employed by us on the respective vesting date in order to vest his options. However, if Mr. Dvoracek is terminated without cause, all unvested options shall immediately vest. See "Potential Payments Upon Termination or Change in Control."

Options Exercised and Stock Vesting in 2012

Our named executive officers did not exercise any stock options during our fiscal year 2012. None of our named executive officers holds any shares of restricted stock or any other stock awards subject to vesting requirements.

Indebtedness of Directors and Officers

None of our directors or officers, nor any of their associates or affiliates, are or have been indebted to us, nor have any of the foregoing been the subject of a guarantee, support agreement, letter of credit or similar arrangement or understanding provided by us.

Potential Payments Upon Termination or Change in Control

Mr. Doshi has an employment agreement with us which provides for payments upon the termination of employment under certain circumstances and/or upon a change in control.

Mr. Doshi's employment contract provides that in the event of a change of control, if we do not renew Mr. Doshi's agreement, if Mr. Doshi is terminated without cause, or if Mr. Doshi terminates his employment due to our uncured, material breach of his employment contract, he is entitled to receive:

(a)
in exchange for all of his vested stock options and vested restricted shares, such number of shares of common stock having a market value equal to the difference between (x) the aggregate total market value of all vested restricted shares and shares of common stock he would receive upon exercise of all vested stock options less (y) the aggregate total exercise price for all of his vested stock options; provided, however, that if the common stock to be delivered to Mr. Doshi upon such change of control or termination have not been registered so as to permit immediate public resale, Mr. Doshi shall instead receive a cash payment equal to the market value on the date of termination of all vested stock options and restricted shares without any discount for liquidity or minority position against cancellation of such options and restricted shares,

(b)
a cash payment equal to the greater of (i) his salary for the remainder of his term and the aggregate amount of his bonuses in respect of the last four fiscal years and (ii) four times his compensation in the current year and the aggregate amount of his bonuses for the last four fiscal years, and

(c)	an additional cash payment representing his employment benefits equal to 20% of the amount of salary he is entitled to receive under (b)(i) or (b)(ii) above, as applicable.

In addition, in the event of a change of control or termination without cause, all unvested options issued by us to Mr. Doshi will vest.

For purposes of Mr. Doshi's employment contract, "cause" for termination is either: a final felony conviction of Mr. Doshi; Mr. Doshi's willful refusal, without proper legal cause, to perform his duties or responsibilities; or Mr. Doshi continuing to willfully engage in conduct, which he knows or should have reason to know may be materially injurious to the Company, after receipt of written notice from the Company.

In the event of a change of control, if we do not renew Mr. Doshi's agreement, Mr. Doshi is terminated without cause, or Mr. Doshi terminates his employment due to our uncured, material breach of his employment contract, and assuming the triggering event took place on the last business day of the Company's last completed fiscal year, December 31, 2012, the potential post-employment benefits payable to Mr. Doshi are estimated as follows (estimates are based on the $0.07 closing market price of our common stock as quoted on the NYSE MKT on December 31, 2012):

a.
With regards to outstanding commons stock options, since the December 31, 2012 market price was less than the option exercise price, no shares of the company's commons stock would be required to be issued as noted in the following table:

Number of options	Exercise price	Market price	# of shares
1,000,000	$2.10	$0.07	—
275,000	$0.50	$0.07	—
350,000	$0.16	$0.07	—

If the common stock to be delivered to him upon the triggering event have not been registered with the Securities and Exchange Commission so as to permit immediate resale, he shall instead receive an immediate cash payment equal to the market value of all vested stock options as noted in the following table:

Number of options	Exercise price	Market price	Market value of options
1,000,000	$2.10	$0.07	$—
275,000	$0.50	$0.07	$—
350,000	$0.16	$0.07	$—

b.	A cash payment equal to four times his 2012 salary of $440,208 and the aggregate amount of his bonuses of $0 for the last four fiscal years, for a total of $1,760,832, which is payable immediately.

c.	And an additional cash payment representing employment benefits equal to 20% of the amount calculated in paragraph (b) or $352,166, which is payable immediately.

We provide the foregoing post-employment payments in the event of termination and/or a change in control in order to attract and retain an appropriate caliber of talent for the position. We believe that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings.

The termination provisions of Mr. Doshi's employment contract were designed, in part, to impede and discourage a hostile takeover attempt and to protect the continuity of management. The termination provisions, including appropriate payment and benefit levels and the various circumstances that trigger payments or provision of benefits, were determined through negotiations between Mr. Doshi, our directors and representatives of Dundee Securities Corporation, the lead underwriter in connection with a sale of common shares we completed on March 30, 2006.

Mr. Dvoracek’s employment contract provides that in the event of a change of control, if he is not retained, he is entitled to receive a severance payment equal to nine months salary.

Compensation of Directors

Director Compensation Table

The table below summarizes the compensation received by our non-employee directors for the year ended December 31, 2012.

		Fees Earned or
		Paid in Cash		Option Awards	Total
Name	Period	($)		($)	($)

Christopher Czuppon	2012	$10,500	(1)	($—	$10,500

Thomas Cunningham	2012	$10,500	(1)	$—	$10,500

David Anderson	2012	$10,500	(1)	$—	$10,500

Nick DeMare	2012	$—		$—	$—

(1)	Each director received a stock grant of 75,000 shares, valued at $0.14 per share.

Summary of Director Compensation

We have not provided cash compensation to our directors for their services as members of the Board or for attendance at Board or audit committee meetings. However, our directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees as well as the annual meeting of shareholders.  Under our Stock Option Plan, directors are eligible to receive stock option grants at the discretion of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

We do not presently have a Compensation Committee. The Board of Directors believes that it is in the best interest of the Company to permit all independent directors to fully participate in the compensation decisions for our executive officers. In accordance with the rules of the NYSE MKT, the compensation of our executive officers is determined, or recommended to the Board of Directors for determination, by a majority of independent directors. The independent directors consider the input of Stuart Doshi, our President and Chief Executive Officer, in making their recommendations for our other executive officers. The independent directors do not engage compensation consultants in formulating compensation decisions.

The table below sets forth those executive officers and directors who, during the last completed fiscal year, participated in deliberations of the registrant’s board of directors concerning executive officer compensation.

Name	Position with GeoPetro

Stuart J. Doshi	Director, Chairman, President and Chief Executive Officer
Thomas D. Cunningham	Director
David G. Anderson	Director
Christopher T. Czuppon	Director

Compensation Committee Report

The independent directors of the Board of Directors have reviewed and discussed the Compensation Discussion and Analysis appearing under "Executive Compensation and Related Information" included herein with management and, based on such review and discussions, the independent directors have recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Respectfully submitted,

David G. Anderson
Thomas D. Cunningham
Christopher T. Czuppon

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Equity Compensation Plan Information

The following table summarizes all equity compensation plans including those approved by shareholders and those not approved by shareholders, as of December 31, 2012.

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Availablefor Future IssuanceUnder EquityCompensation Plans(excluding securities reflected in column(a))

Equity compensation plans approved by shareholders	3,445,000	$1.21	1,555,000
Equity compensation plans not approved by shareholders	—	$—	—
	3,445,000	$1.21	1,555,000

(1)
In 2004, we implemented a new 2004 Stock Option and Appreciation Rights Plan (the "Stock Option Plan") providing for awards of incentive stock options, non-qualified stock options and stock appreciation rights. The Stock Option Plan replaced the Stock Incentive Plan as to new award grants effective in 2004 or thereafter to our directors, officers, employees and consultants. Amounts in the table do not include common stock warrants outstanding as of December 31, 2012, whereby investors may purchase up to an aggregate of 5,983,265 shares of our Common Stock, with a weighted average exercise price of $0.78. For additional details regarding warrants issued by the Company, see Note 9 Common Stock Warrants of the footnotes to the financial statements contained herein in our Annual Report on Form 10-K for the year ended December 31, 2012.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of April 1, 2013 by: (i) each person who is known by us to beneficially own more than 5% of any class of our voting stock; (ii) each of our named executive officers listed in the Summary Compensation Table, directors and director nominees; and (iii) all of our executive officers and directors as a group.

For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from April 1, 2013 upon the exercise of warrants or options or the conversion of preferred stock. Each beneficial owner's percentage is determined by assuming that options, warrants and convertible preferred stock that are held by that person regardless of price, but not those held by any other person, which are exercisable or convertible within 60 days from April 1, 2013 have been exercised or converted.

The information in the following table is based upon information supplied by officers, directors and principal shareholders. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following shareholders is c/o GeoPetro Resources Company, 150 California Street, Suite 600, San Francisco, CA 94111.

	Common Stock		Amount and Nature of Beneficial Ownership Series B Preferred Stock		Total
		% of		% of	Voting
Name of Beneficial Owner	Shares	Class (1)	Shares	Class	Power
Stuart J. Doshi, President, Chief Executive Officer and Chairman (2)	4,514,598	9.1%	—	*	8.2%
David V. Creel, Vice President of Exploration and Director (3)	477,272	1.0%	—	*	*
Paul Maniscalco, Former Interim Chief Financial Officer	—	*	—	*	*
Dale W. Dvoracek, Vice President of Finance (4)	5,000	*	—	*	*
David G. Anderson, Director (5)	497,700	1.0%	—	*	*
Thomas D. Cunningham, Director (6)	487,420	1.0%	—	*	*
Christopher T. Czuppon, Director (7)	105,000	*	—	*	*
All executive officers, key persons and directors as a group (7 persons)	6,086,990	12.1%	—	*	10.9%

Certain Beneficial Owners
James A. Heller (8) 1160 Park Avenue New York, NY 10128	339,000	*	866,669	16.1%	2.2%
Susan K. Heller (9) 1160 Park Avenue New York, NY 10128	387,500	*	1,400,002	26.1%	3.3%
Encompass Fund (10) 1700 California Street, Suite 335 San Francisco, CA 94109	3,622,019	7.3%	—	*	6.6%
AK Capital LLC (11) 220 Montgomery St # 810 San Francisco, CA 94104	*	*	325,000	6.1%	*

*	Less than 1.0%

(1)
For the purposes of calculating the percent of class beneficially owned by a holder, shares of common stock which may be issued to that holder within 60 days of April 1, 2013 are deemed to be outstanding.

(2)	Includes direct ownership of 3,294,598 common shares and stock options to purchase 1,220,000 common shares that are exercisable within 60 days April 1, 2013.

(3)	Includes direct ownership of 267,272 common shares and stock options to purchase 210,000 common shares that are exercisable within 60 days of April 1, 2013.

(4)	Includes direct ownership of 0 common shares and stock options to purchase 5,000 common shares that are exercisable within 60 days of April 1, 2013.

(5)	Includes direct ownership of 442,700 common shares and stock options to purchase 55,000 common shares that are exercisable within 60 days of April 1, 2013.

(6)	Includes direct ownership of 332,420 common shares and stock options to purchase 155,000 common shares that are exercisable within 60 days of April 1, 2013.

(7)	Includes direct ownership of 75,000 common shares and stock options to purchase 30,000 common shares that are exercisable within 60 days of April 1, 2013.

(8)
Includes direct and indirect ownership of 225,000 common shares and warrants to purchase 114,000 common shares that are exercisable within 60 days of April 1, 2013, and 866,669 Series B preferred shares that are convertible into common shares within 60 days of April 1, 2013.

(9)
Includes direct and indirect ownership of 225,000 common shares and warrants to purchase 162,500 common shares that are exercisable within 60 days of April 1, 2013, and 1,400,002 Series B preferred shares that are convertible into common shares within 60 days of April 1, 2013.

(10)	Includes direct ownership of 2,378,046 common shares and warrants to purchase 1,243,973 common shares that are exercisable within 60 days of April 1, 2013.

(11)	Includes direct ownership of 325,000 Series B preferred shares that are convertible into common shares within 60 days of April 1, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

On January 23, 2007, our Board of Directors adopted a written Amended and Restated Audit Committee charter which provides that the Audit Committee shall review all related-party transactions and potential conflict of interest situations involving amounts in excess of $120,000 on an ongoing basis. Related party transactions include transactions between GeoPetro and:

•	Any of our directors or executive officers;

•	Any nominee for election as a director;

•	Any security holder who is known to us to own of record or beneficially more than five percent of any class of our voting securities; and

•	Any member of the immediate family of any of the foregoing persons.

The Audit Committee shall determine whether the terms of proposed related party transactions are at least as favorable to us as could be obtained through arm's length negotiations with unaffiliated third parties. In making such determinations, the Audit Committee shall consider, where practicable, some or all of the following factors:

•	Competitive bids;

•	Industry or market comparables;

•	Informal comparisons to similar transactions of other publicly and privately held companies similar to ours; and

•	Similar transactions entered into by the Company through arm's length negotiations with unaffiliated third parties.

GeoPetro did not enter into any related party transactions during 2011 or 2012 except the following:

Eric Doshi, Stuart Doshi's son, was employed as our Director of Planning and Investor Relations, and Corporate Secretary. We paid Eric Doshi $85,240 and $145,000 during 2012 and 2011 respectively, for his services. In October 2003, Eric Doshi was granted 100,000 options, now fully vested, exercisable to purchase common stock at $2.10 per share until October 1, 2013.  In addition, Eric Doshi was granted 50,000 options exercisable to purchase common stock at $4.28 per share exercisable until June 26, 2013.  The 50,000 options were granted on June 27, 2008 and vest ratably over five years.  These options were repriced to $0.50 effective July 19, 2010, which was at or above the trading price of our common stock on that date.  Eric Doshi's salary and stock option compensation, based on industry comparables, was at least as favorable to us as could have been obtained through arm's length negotiations with unaffiliated third parties.

In February 2011, Stuart J. Doshi, President and CEO, made a loan to the Company in the amount of $125,000 in original principal amount.  The note accrued interest at 8% annually and was payable on demand.  This loan was approved by the audit committee and was repaid in September 2011.

During 2012, Stuart J. Doshi, President and CEO, advanced to the Company twelve loans totaling $565,000. The notes bear interest at 10% per annum and are payable on demand. In connection with the notes, the Company issued 113,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. These loans were approved by the audit committee.

Director Independence

David Anderson, Thomas Cunningham and Christopher Czuppon, current directors, are independent as defined by the rules of the NYSE MKT. Stuart Doshi and David Creel, current directors, are not independent as defined by the rules of the NYSE MKT. Our Board of Directors is currently comprised of a majority of independent directors.

Item 14. Principal Accountant Fees and Services

Fees Paid to Burr Pilger Mayer, Inc.

Burr Pilger Mayer, Inc. has been engaged as the Company's independent registered public accounting firm beginning in January 2013 and has been selected by the Audit Committee to conduct the audit of our consolidated financial statements as of and for the year ended December 31, 2012.  The following table lists the aggregate fees and costs billed by Burr Pilger & Mayer Inc. to the Company for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees (1)	$64,205	$—
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
	$64,205	$—

(1)
Audit fees consist of fees and expenses for professional services rendered in connection with the audit of our consolidated financial statements as of December 31, 2012 and December 31, 2011, quarterly reviews of our interim consolidated financial statements, and review of our registration statements.

(2)
Audit related fees consist of fees and expenses related to professional services that are reasonably related to the performance of the auditor review of our consolidated financial statements and consist primarily of consultations concerning financial accounting and reporting standards.  We have not incurred any such fees during 2012 or 2011.

(3)
Tax fees consist of fees and expenses related to the preparation of federal and state tax returns, tax advice and planning and related compliance matters.  We have not incurred any such fees during 2012 or 2011.

Fees Paid to Hein & Associates LLP

Hein & Associates LLP was the Company's independent registered public accounting firm from 2002 until November 2012.  The following table lists the aggregate fees and costs billed by Hein & Associates LLP to the Company for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees (1)	$51,579	$114,635
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
	$51,579	$114,635

(1)
Audit fees consist of fees and expenses for professional services rendered in connection with the audit of our consolidated financial statements as of December 31, 2012 and December 31, 2011, quarterly reviews of our interim consolidated financial statements, and review of our registration statements.

(2)
Audit related fees consist of fees and expenses related to professional services that are reasonably related to the performance of the auditor review of our consolidated financial statements and consist primarily of consultations concerning financial accounting and reporting standards.  We have not incurred any such fees during 2012 or 2011.

(3)
Tax fees consist of fees and expenses related to the preparation of federal and state tax returns, tax advice and planning and related compliance matters.  We have not incurred any such fees during 2012 or 2011.

Policy on Audit Committee Pre-Approval

The Audit Committee is responsible for pre-approving the engagement of our independent auditors for audit or permissible non-audit services.  Audit Committee pre-approval of specific audit and non-audit services is not required if the engagement for the services is entered into pursuant to general pre-approval policies and procedures established by the Committee regarding GeoPetro's engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, the Committee is informed of each service provided and such policies and procedures do not include delegation of the Committee's responsibilities under the Exchange Act to the Company's management.  The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting.  Committee pre-approval of non-audit services (other than review and attest services) is not required if such services fall within available exceptions established by the U.S. Securities & Exchange Commission.  All of the services covered by the fees disclosed above were pre-approved by the Chairman of the Audit Committee.  These services and fees were then presented to the Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Management’s Report on Internal Control Over Financial Reporting	F-2

	Report of Independent Registered Public Accounting Firm	F-3

	Report of Independent Registered Public Accounting Firm	F-4

	Consolidated Balance Sheets as of December 31, 2012 and 2011	F-5

	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	F-6

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-8

	Notes to Consolidated Financial Statements	F-9

2.	All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or related notes.

3.
A list of exhibits filed or furnished with this report on Form 10-K (or-incorporated by reference to exhibits previously filed or furnished by GeoPetro) is provided in the Exhibit Index immediately following the financial statements in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2013.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2013.

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	April 16, 2013
Stuart J. Doshi	and Chief Executive Officer

/s/ David V. Creel	Vice-President of Exploration and	April 16, 2013
David V. Creel	Director

/s/ Dale W. Dvoracek	Vice-President of Finance	April 16, 2013
Dale W. Dvoracek

/s/ Christopher T. Czuppon	Director	April 16, 2013
Christopher T. Czuppon

/s/ Thomas D. Cunningham	Director	April 16, 2013
Thomas D. Cunningham

/s/ David G. Anderson	Director	April 16, 2013
David G. Anderson

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

“Proved Area”— The part of a property to which proved reserves have been specifically attributed.

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

“Proved Oil and Gas Reserves”— Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

“Reserves”— Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

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

GEOPETRO RESOURCES COMPANY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control - Integrated Framework.  Based on our assessment, we believe that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

By:	/s/ Stuart J. Doshi	By:	/s/ Dale W. Dvoracek
	Stuart J. Doshi		Dale W. Dvoracek
	President, Chief Executive Officer and Chairman		Vice-President of Finance

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
GeoPetro Resources Company

We have audited the accompanying consolidated balance sheet of GeoPetro Resources Company and its subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoPetro Resources Company and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring net losses that have resulted in an accumulated deficit of $49.7 million as of December 31, 2012.  Also, the Company has limited cash and working capital to fund its future operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
GeoPetro Resources Company

We have audited the consolidated balance sheet of GeoPetro Resources Company and subsidiaries (collectively, the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoPetro Resources Company and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP
Dallas, Texas
March 30, 2012

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$59,432	$916,741
Trade accounts receivable—oil and gas sales	—	165,160
Accounts receivable—other	5,460	5,560
Prepaid expenses	65,266	88,931
Total current assets	130,158	1,176,392

Oil and gas properties, at cost (full cost method)
Unproved properties	6,524,819	6,931,499
Proved properties	53,090,943	52,977,232
Gas processing plant	5,533,910	5,533,910
Less—accumulated depletion, depreciation and impairment	(41,625,269)	(40,823,082)
Net oil and gas properties	23,524,403	24,619,559

Furniture, fixtures and equipment, at cost, net of depreciation	28,709	42,288
Other assets	36,733	44,600
Total Assets	$23,720,003	$25,882,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$1,346,510	$969,617
Current portion of long term notes payable	944,950	1,197,385
Notes payable – related party	565,000	—
Interest payable	137,921	16,570
Dividends payable	873,791	548,411
Other taxes payable	134,704	164,796
Royalty owners payable	327,850	338,713
Total current liabilities	4,330,726	3,235,492

Long Term Notes Payable	1,644,427	1,423,707
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	66,548	75,750
Total Liabilities	6,116,701	4,809,949

Commitments and Contingencies (Notes 2 and 10)	—	—

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,423,000 shares issued and outstanding. Aggregate liquidation preference of $4,067,250.	3,873,602	3,873,602
Common stock, no par value; 100,000,000 shares authorized; 46,578,101 and 44,253,101 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	59,117,079	58,725,579
Additional paid-in-capital	4,342,234	3,942,640
Accumulated deficit	(49,729,613)	(45,468,931)
Total shareholders’ equity	17,603,302	21,072,890
Total Liabilities and Shareholders’ Equity	$23,720,003	$25,882,839

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011
Revenues
Natural gas sales	$351,082	$976,571

Costs and Expenses
Plant operating	1,036,549	2,280,453
Lease operating	191,615	205,421
General and administrative	1,963,053	2,202,071
Depreciation and depletion	195,110	449,537
Impairment of oil and gas properties	620,656	750,133
Total costs and expenses	4,006,983	5,887,715

Loss from operations	(3,655,901)	(4,911,144)

Other Income (Expense)
Other income	25,705	3,771
Interest income	178	675
Interest expense	(295,620)	(634,576)
Gain on sale of equipment	—	4,069,640
Total other income (expense)	(269,737)	3,439,510

Loss Before Taxes	(3,925,638)	(1,471,634)

Income tax expense	(9,664)	(800)

Net Loss	(3,935,302)	(1,472,434)

Preferred stock dividend	(325,380)	(434,639)

Net Loss Available to Common Shareholders	$(4,260,682)	$(1,907,073)

Net Loss Per Common Shares Basic and Diluted	$(0.09)	$(0.05)

Weighted average number of common shares outstanding basic and diluted	45,129,877	41,754,777

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2011	7,523,000	$5,448,602	39,090,845	$55,671,371	$3,522,167	$(43,561,858)	$21,080,282
Issuance of common stock for cash, net	—	—	3,062,256	1,479,208	—	—	1,479,208
Conversion of preferred stock to common stock	(2,100,000)	(1,575,000)	2,100,000	1,575,000	—	—	—
Share-based compensation	—	—	—	—	407,311	—	407,311
Fair value of warrants issued in connection with notes payable	—	—	—	—	13,162	—	13,162
Net loss	—	—	—	—	—	(1,472,434)	(1,472,434)
Dividends on Series B preferred stock	—	—	—	—	—	(434,639)	(434,639)
Balances, December 31, 2011	5,423,000	3,873,602	44,253,101	58,725,579	3,942,640	(45,468,931)	21,072,890
Issuance of common stock for cash, net	—	—	2,100,000	360,000	—	—	360,000
Share-based compensation	—	—	225,000	31,500	391,499	—	422,999
Fair value of warrants issued in connection with notes payable	—	—	—	—	8,095	—	8,095
Net Loss	—	—	—	—	—	(3,935,302)	(3,935,302)
Dividends on Series B preferred stock	—	—	—	—	—	(325,380)	(325,380)
Balances, December 31, 2012	5,423,000	$3,873,602	46,578,101	$59,117,079	$4,342,234	$(49,729,613)	$17,603,302

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities

Net loss	$(3,935,302)	$(1,472,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	195,110	449,537
Share-based compensation expense	422,999	407,311
Non-cash interest expense	51,380	140,251
Accretion of discount on asset retirement obligations	—	3,490
Impairment of oil and gas properties	620,656	750,133
Gain on sale of equipment	—	(4,069,640)
Changes in operating assets and liabilities:
Accounts receivable	165,160	(39,567)
Other assets	31,632	1,266
Current liabilities	457,289	(574,492)
Other	(9,202)	815
Net cash used in operating activities	(2,000,278)	(4,403,330)

Cash Flows from Investing Activities

Additions to oil and gas properties	(230,817)	(1,382,153)
Dispositions of oil and gas properties	523,786	—
Proceeds from sale of equipment	—	9,250,000
Net cash provided by investing activities	292,969	7,867,847

Cash Flows from Financing Activities

Proceeds from issuance of common shares	360,000	1,479,208
Proceeds from promissory notes	—	1,000,000
Repayments of promissory notes	(75,000)	(5,947,847)
Proceeds from related party notes	565,000	125,000
Repayments of related party notes	—	(125,000)
Payments of loan fee	—	(27,000)
Net cash provided by (used in) financing activities	850,000	(3,495,639)

Net Decrease in Cash and Cash Equivalents:	(857,309)	(31,122)

Cash and Cash Equivalents
Beginning of period	916,741	947,863
End of period	$59,432	$916,741

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$122,889	$664,761
Cash paid for income taxes	$1,600	$800

Non-Cash Transactions
Issuance of warrants in connection with promissory notes and private placements	$77,932	$403,749
Accrual of dividends on preferred stock	$325,380	$434,639

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information subsequent to December 31, 2012 is unaudited)

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

2.         LIQUIDITY

As of December 31, 2012, GeoPetro had a working capital deficit of $4,200,568 and an accumulated deficit of $49,729,613.  Further, GeoPetro generated net losses attributable to common sharesholders of $4,260,682 and $1,907,073 during the years ended December 31, 2012 and 2011 respectively.  GeoPetro’s ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate additional financing.  GeoPetro’s management continues to renegotiate the terms of its existing borrowing arrangements and raise additional capital through debt and equity issuances. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Since its inception, GeoPetro has participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and has participated in seismic surveys and the drilling of test wells on its undeveloped properties.  More recently, we acquired a natural gas treatment plant in East Texas.  Exploratory and development drilling is scheduled during 2013 and future periods on GeoPetro’s undeveloped properties and expansion is planned on the natural gas treatment plant.  The planned expansion at the natural gas treatment plant and the exploration activities together with others that may be entered into exceed the existing working capital of GeoPetro.  Management will need to raise additional equity and/or debt capital, to finance its continued activities.  Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures and operating expense through the end of 2013, but there can be no assurance that management will be successful in raising sufficient additional equity and/or debt capital.  If additional financing is not available, GeoPetro will be compelled to reduce the scope of its business activities including, but not limited to, the following:

•	Selling working interests and assets in its Madisonville operations to other parties;

•	Farming-out its interest in proposed wells;

•	Forfeiting its interest in wells that are proposed to be drilled and/or;

•	Reducing general and administrative expenses;

As a result of the Company’s liquidity issues, it may be required to sell certain assets or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant. For the year ended December 31, 2012, 100% of the Company's revenue was derived from the natural gas production in the Madisonville Field.

As of December 31, 2012, Stuart J. Doshi, President and CEO, has advanced to the Company twelve loans totaling $565,000.  The notes bear interest at 10% per annum and are payable on demand (Note 5).

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval.

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

Asset Impairment—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying average oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. SEC rules require that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months. There was no impairment of proved oil and gas properties indicated at either December 31, 2012 or December 31, 2011.

For the unproved properties, the Company evaluates the possibility of potential impairment on a quarterly basis.  During the twelve months ended December 31, 2012 approximately $587,040 of unproved property costs related to Indonesia exploration projects were reclassified to proved property and ceiling test impairment was recorded in the Indonesia full cost pool as negotiations with the Indonesian government for an extension of the Bengara II Production Sharing Contract (“PSC”) have terminated. The PSC shall now be relinquished and allowed to expire in accordance with its terms. In addition, approximately $33,616 of unproved property costs related to Canada exploration projects were reclassified to proved property and ceiling test impairment was recorded in the Canada full cost pool. During the twelve months ended December 31, 2011 approximately $750,133 of unproved property costs related to Indonesia exploration projects were reclassified to proved property and ceiling test impairment was recorded in the Indonesia full cost pool, as the decision was made to terminate CG Xploration and wind down operations.

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

	December 31,
	2012	2011

Asset retirement obligations, beginning of period	$75,000	$71,510
Liabilities incurred	—	698
Accretion expense	—	2,792
Asset retirement obligations, end of period	$75,000	$75,000

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

During the years ended December 31, 2012 and 2011, substantially all of the Company’s natural gas production was sold to Luminant Energy Company, LLC.

At December 31, 2011, all of the Company’s trade accounts receivable — oil and gas sales were due from Luminant Energy Company, LLC.  There were no trade accounts receivable at December 31, 2012.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable, oil and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days.  No interest is charged on past-due balances.  Payments made on all accounts receivable are applied to the earliest unpaid items.  Trade accounts receivable are recorded at net realizable value. If the financial condition of GeoPetro’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. There was no allowance for doubtful accounts needed as of December 31, 2012 or 2011.

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

Share-Based Payments—The Company has a stock-based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable after five years and expire five to ten years after the grant date. The Company measures and records stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility. The compensation expense was recorded ratably over the requisite service period defined in the award.  The Company recorded $422,999 and $407,311 of stock-based employee compensation for the twelve months ended December 31, 2012 and 2011, respectively. (Note 8)

Net Loss perCommon Share—Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	Years Ended December 31,
	2012	2011
Stock options (Note 8)	3,445,000	2,770,000
Warrants (Note 9)	5,983,265	5,424,044
Convertible preferred stock, Series B	5,423,000	5,423,000

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for each of the years in the period ended December 31, 2012 and 2011 because their effects were antidilutive.

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

Reclassification—Certain prior year amounts have been reclassified for consistency in reporting with current year amounts to avoid confusion.  Sublease income has been included as a reduction in general and administrative expenses in the accompanying statements of operations.

Recently Issued Accounting Pronouncements— The Company has evaluated recent accounting pronouncements and their adoption and we have not identified any that would have a material impact on the Company’s financial position, or statements.

4.         SUMMARY OF OIL AND GAS OPERATIONS

Capitalized costs at year end and costs incurred relating to GeoPetro’s oil and gas properties are summarized as follows:

Capitalized costs as of December 31, 2012 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$46,621,800	$2,388,051	$1,361,817	$2,719,275	$53,090,943
Unproved properties	4,635,781	1,522,718	—	366,320	6,524,819
Gas processing plant	5,533,910	—	—	—	5,533,910
Less—accumulated depletion and impairment	(35,156,126)	(2,388,051)	(1,361,817)	(2,719,275)	(41,625,269)
Net capitalized costs	$21,635,365	$1,522,718	$—	$366,320	$23,524,403

Costs incurred for the year ended December 31, 2012 are as follows:

Exploration	$149,037	$—	$—	$64,939	$213,976
Development	16,841	—	—	—	16,841
Total costs incurred	$165,878	$—	$—	$64,939	$230,817

Capitalized costs as of December 31, 2011 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$47,128,745	$2,388,051	$774,777	$2,685,659	$52,977,232
Unproved properties	4,486,744	1,522,718	587,040	334,997	6,931,499
Gas processing plant	5,533,910	—	—	—	5,533,910
Less—accumulated depletion and impairment	(34,974,595)	(2,388,051)	(774,777)	(2,685,659)	(40,823,082)
Net capitalized costs	$22,174,804	$1,522,718	$587,040	$334,997	$24,619,559

Costs incurred for the year ended December 31, 2011 are as follows:

Gas processing plant upgrade	$428,698	$—	$—	$—	$428,698
Exploration	66,277	—	—	2,347	68,624
Development	878,476	—	—	6,355	884,831
Total costs incurred	$1,373,451	$—	$—	$8,702	$1,382,153

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company will monitor market conditions and bring its natural gas production back on stream as market conditions warrant.

In August 2012, the Company sold certain oil and gas properties for approximately $500,000.

The Company reclassified costs associated with Indonesia projects of $587,040 and $750,133 to the full cost pool for the years ended December 31, 2012 and 2011, respectively.  Considering that we do not have any proved reserves in Indonesia, those costs were immediately charged to impairment.

The Company reclassified costs associated with Canada projects of $33,616 to the full cost pool for the year ended December 31, 2012.  Considering that we do not have any proved reserves in Canada, those costs were immediately charged to impairment.

The Company has proved undeveloped reserves included in the carrying value of its proved properties.  The Company is confident capital will be raised to further develop these reserves. If the capital is not raised the Company may be required to impair the Proved property asset in the future.

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

Unproved properties in the United States as of December 31, 2012 and 2011 consist primarily of exploration costs related to our retained interest in the Alaska prospect following the sale of our working interest to Linc Energy (Alaska) Inc. (“Linc”) on February 26, 2010.

On May 2, 2011 Linc reported that drilling and testing on the LEA #1 well located in the Point MacKenzie Block of the Cook Inlet Basin had been completed. Three sandstone targets were tested separately. Despite the fact that gas shows were encountered while drilling, the sandstone targets were too tight to produce commercial quantities of gas. Although the LEA#1 has not proved to be commercial, the operator intends to use information acquired while drilling the well to continue exploration in the Cook Inlet Basin.  The cost basis of unproved properties in Alaska as of December 31, 2012 is $3,710,658.

Costs incurred in connection with unproved properties in the United States during the year ended December 31, 2012 consisted primarily of exploration costs in connection with GeoPetro’s California prospect.  Drilling on the California prospect is expected to commence in 2013 or 2014, and is expected to continue in future periods.

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

The Company had retained a carried 12% stake in the Bengara II Block PSC through its investment in Continental-GeoPetro (Bengara-II) Ltd. (“C-G Bengara”), the operator company of the project with offices in Jakarta, Indonesia. GeoPetro’s partner, Continental Energy Corporation likewise retained an 18% interest in C-G Bengara. CNPCHK (Indonesia) Limited owned the remaining 70% interest in C-G Bengara and has paid 100% of the cost of drilling certain exploratory and appraisal wells.

The Company has been notified that the operator of the Bengara II Production Sharing Contract (“PSC”) has terminated negotiations with the Indonesian government for an extension of the PSC’s terms. The PSC shall now be relinquished and allowed to expire in accordance with its terms. As a result, the Company has recorded an impairment charge of $587,040 to its oil and gas properties for the year ended December 31, 2012.

In September 2011, the decision was made to terminate CG Xploration and wind down operations.  The Company has recorded an impairment charge of $750,133 in September 2011 as a result.

Unproved Oil and Gas Properties—Canada—Unproved costs incurred in Canada primarily represent costs in connection with the Swan Hills Project in Alberta, Canada. The prospects and their related costs in unproved properties have been assessed individually and no impairment charges were considered necessary for the Canadian properties except for $33,616 in costs associated with an abandoned prospect.

In June 2012, the Company’s wholly owned subsidiary, GeoPetro Canada Ltd., acquired the remaining two-thirds (2/3) working interest in the Swan Hills Project, Central Alberta, Canada in exchange for an overriding royalty interest.  Following the acquisition, the Company now owns 100% of the working interest in the Project.

Breakdown of Unproved Oil and Gas Properties—The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2012, by the period in which the costs were incurred:

		Year Ended	Year Ended	Year Ended
		December 31,	December 31,	December 31,	2009 and Prior
	Totals	2012	2011	2010	Years
Unproved property acquisition	$2,150,134	$—	$—	$—	$2,150,134
Exploration	4,374,685	213,976	68,624	201,234	3,890,851
Total	$6,524,819	$213,976	$68,624	$201,234	$6,040,985

Management expects that planned activities for the year 2013 will enable the evaluation of approximately 25% of the costs as of December 31, 2012. Evaluation of 30% of the remaining costs is expected to occur in 2014 with the remaining 45% in 2015 and beyond.

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

5.         DEBT

Debt at December 31, 2012 and December 31, 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Current Portion
Related party notes (a)	$565,000	$—
Promissory notes 12/08 (b)	—	850,000
Promissory notes 06/09 (d)	—	300,000
Bridge notes 08/10, 10/10 (e)	900,000	—
Promissory note 09/10 (f)	75,000	75,000
Less discount on promissory notes	(30,050)	(27,615)
Net current notes payable	1,509,950	1,197,385
Long Term
Promissory notes 12/08 (b)	850,000	—
Promissory notes 05/09 (c)	365,000	365,000
Promissory notes 06/09 (d)	300,000	—
Bridge notes 08/10, 10/10 (e)	—	900,000
Promissory note 09/10 (f)	150,000	225,000
Less discount on promissory notes	(20,573)	(66,293)
Net Long term notes payable	1,644,427	1,423,707
Total	$3,154,378	$2,621,092

a)
In February 2011, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $125,000 which was payable on demand. The note bears an annual rate of eight percent (8%) interest.  In September 2011, the outstanding principal of $125,000 and the accrued interest thereon were paid in full.  During the year ended December 31, 2012, Stuart J. Doshi, President and CEO, advanced to the Company twelve loans totaling $565,000 which are payable on demand. The notes bear an annual rate of ten percent (10%), with such interest payable quarterly in arrears. These notes are secured by a first position deed of trust against the Company’s improved real property located in Madison County, Texas, commonly known as the Madisonville Gas Processing Plant site. In connection with these notes, the Company issued 113,000 warrants to purchase our common stock. The fair value of the warrants issued was $4,520 (Note 9), which has been recorded as a debt discount and will be amortized over the life of the note.  Since these notes are payable on demand, the debt discount has been fully amortized in 2012. Interest expense accrued on these notes for the year ended December 31, 2012 was $28,083.

b)
In December 2008, the Company issued four promissory notes totaling $1,050,000 with maturity dates in December 2011. The notes may be repaid at any time without penalty. The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears. In connection with the notes, the Company paid loan origination fees totaling $6,000 and granted three-year exercisable warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share. We also issued 150,000 warrants as a finder’s fee. The fair value of the warrants on the dates of issuance of $122,764 and the $6,000 of loan origination fees, were recorded as a debt discount and have been amortized over the life of the promissory notes. In February 2011, we extended the maturity on three separate notes totaling $850,000 to December 2012. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year. The fair value associated with the warrant extension was $4,370 (Note 9), which has been recorded as a debt discount and has been amortized over the extended life of the notes. In December 2011, one of the four original promissory notes for $200,000, and the accrued interest thereon, was paid in full. In May 2012, we extended the maturity on the three remaining notes totaling $850,000 to January 2014. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share. The fair value associated with the warrant extension is $1,766 (Note 9), which has been recorded as a debt discount and will be amortized over the extended life of the notes. As of December 31, 2012 the unamortized portion of the debt discount was $1,736.

c)
In May 2009, the Company issued two promissory notes totaling $365,000 with maturity dates in May 2012.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 36,500 Common Shares at $1.00 per share. The fair value of the warrants on the dates of issuance of $12,724 was recorded as a debt discount and has been amortized over the life of the promissory notes. In February 2011, we extended the maturity of the notes to May 2013. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year. The fair value associated with the warrant extension was $1,876 (Note 9), which has been recorded as a debt discount and will be amortized over the extended life of the notes. In May 2012, we extended the maturity on the notes to May 2014. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share. The fair value associated with the warrant extension is $971 (Note 9), which has been recorded as a debt discount and will be amortized over the extended life of the notes. As of December 31, 2012 the unamortized portion of the debt discount was $1,674.

d)
In June 2009, the Company issued two promissory notes totaling $300,000 with maturity dates in June 2010.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 30,000 Common Shares at $1.00 per share. The fair value of the warrants on the date of issuance of $7,537 was recorded as a debt discount and has been amortized over the life of the promissory notes.  In March 2010, these two notes were extended for an additional one year and the new maturity was June 2011.  In February 2011, we extended the maturity on the notes to June 2012.  In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year. The fair value associated with the warrant extension was $1,542 (Note 9), which has been recorded as a debt discount and has been amortized over the extended life of the notes. In May 2012, we extended the maturity on the notes to January 2014. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share. The fair value associated with the warrant extension is $839 (Note 9), which has been recorded as a debt discount and will be amortized over the extended life of the notes. As of December 31, 2012 the unamortized portion of the debt discount was $574.

e)
During August through October 2009, the Company borrowed an aggregate of $950,000 pursuant to four separate bridge loans with maturity dates in August 2010 and October 2010.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of ten percent (10%), with such interest payable at maturity.  In connection with the issuance of these notes we issued 47,500 warrants to purchase our common stock. The fair value of the warrants on the dates of issuance of $24,162 was recorded as a debt discount and has been amortized over the life of the promissory notes.  During August through October 2010, we partially repaid a promissory note in the amount of $50,000. We renewed three promissory notes totaling $180,000 with new maturity dates of August 2011 and renewed one promissory note in the amount of $720,000 with a new maturity date of October 2011.  Prior to the note renewals we repaid all outstanding accrued interest on the notes.  The terms of the renewed notes payable remain materially consistent those previously issued.  In connection with the issuance of these notes we issued a total of 95,000 warrants to purchase our common stock and recorded $36,000 in renewal fees. The fair value of the warrants on the date of issuance of $23,286, and the $36,000 renewal fees, were recorded as a debt discount and have been amortized over the life of the promissory notes.  During August through October 2011, we renewed three promissory notes totaling $180,000 with new maturity dates of August 2013 and renewed one promissory note in the amount of $720,000 with a new maturity date of October 2013.  Prior to the note renewals we repaid all outstanding accrued interest on the notes. The terms of the renewed notes payable remain materially consistent those previously issued. In connection with the issuance of these notes we issued a total of 37,000 warrants to purchase our common stock and recorded $27,000 in renewal fees. The fair value of the warrants on the date of issuance of $5,374 (Note 9), and the $27,000 renewal fees, were recorded as a debt discount and are being amortized over the life of the promissory notes.  As of December 31, 2012 the unamortized portion of the debt discount was $12,803.

f)
In September 2010, we issued a 5-year non-interest bearing note payable in the amount of $375,000 in connection with the execution of a settlement agreement. Payments are due as follows: $25,000 in March 2011, $50,000 in October 2011, and $75,000 each October thereafter until 2015.  Payments totaled $75,000 in the year ended December 31, 2011 and $75,000 in the year ended December 31, 2012.  An imputed interest rate of 10% per annum has been used to record a discount in connection with this note of $90,116, and is being amortized over the life of the note.  As of December 31, 2012 the unamortized portion of the debt discount was $33,836.

g)
Effective December 31, 2008, the Company assumed certain bank debt related to the Company’s acquisition of the Madisonville Gas Treatment Plant (the “Plant”). The Company increased borrowing under this note by $600,000 in June 2011 and by $400,000 in July 2011.  In September 2011, the outstanding principal and accrued interest were paid in full. Total principal repaid in the year ended December 31, 2011 under this note was $5,372,847.

h)
In December 2010, we issued 1-year notes payable at 6% per annum in the amount of $300,000 with maturity dates of December 2011. The notes were secured by the Swan Hills Project in Canada. In connection with the notes, the Company granted three-year exercisable warrants to purchase 75,000 shares of Common Shares at $0.50 per share. The fair value of the stock purchase warrants issued in connection with this note of $16,662 was recorded as a debt discount and was amortized over the life of the promissory note.  In September 2011, these notes totaling $300,000 and the accrued interest thereon were paid in full.

A schedule of Maturities of our Debt Obligations as of December 31, 2012 is as follows;

Maturity Date	2013	2014	2015
January	$565,000	$1,150,000	$—
May	—	365,000	—
August	180,000	—	—
October	795,000	75,000	75,000
Totals	$1,540,000	$1,590,000	$75,000

6.         INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states.  There are currently no federal or state income tax examinations underway.  Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2009 and for state and local tax authorities for tax years before 2008.  The Company does, however, have net operating losses generated in tax years 1997 and after, which remain open for examination.

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

The effective tax rate for the year ended December 31, 2012 is negligible.

The provision for income taxes consists of the following:

	2012	2011
Current
Federal	$—	$—
State	9,664	800
Foreign	—	—
Total	9,664	800
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—
Total Income Tax Provision	$9,664	$800

The actual income tax (benefit) expense differs from the expected tax (benefit) expense as computed by applying the U.S. Federal corporate income tax rate of 35% for each period as follows:

	2012	2011
Amount of expected tax benefit	$(1,456,563)	$(515,000)
Non-deductible expenses	3,560	4,000
Alternative minimum tax	—	—
State Taxes	9,664	800
Valuation allowance adjustments	1,453,003	511,000
	$9,664	$800

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	2012	2011
Deferred tax assets (liabilities)
Net operating loss carry forwards	$14,150,000	$12,127,000
Oil and gas property basis differences	3,662,000	3,480,000
Stock compensation	793,000	633,000
Other	(990,000)	(726,000)
Total deferred tax assets	17,615,000	15,514,000
Valuation allowance	(17,615,000)	(15,514,000)
Total net deferred taxes	$—	$—

As of December 31, 2012, GeoPetro had net operating loss (NOL) carryforwards of approximately $39,500,000 for federal income tax purposes which begin to expire in 2017.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

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

The Company also has approximately $12,430,000 of California net operating losses and approximately $670,000 of Alaska net operating losses which begin to expire in 2012 and 2026, respectively. In accordance with ASC 718, a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $318,264 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

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

In November 2012, we completed a unit sale through a private placement transaction to an individual accredited investor. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $10,000, and represented the sale of 100,000 common shares and 50,000 warrants (Note 9).  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In December 2012, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $100,000, and represented the sale of 1,000,000 common shares and 500,000 warrants (Note 9).  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In March 2011, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.45 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.75 for a period of three years. The total aggregate purchase price for the units sold was $922,648, and represented the sale of 2,050,328 common shares and 1,025,164 warrants (Note 9).  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction.

In June 2011, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.55 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $1.00 for a period of three years. The total aggregate purchase price for the units sold was $556,560, and represented the sale of 1,011,928 common shares and 505,965 warrants (Note 9).  We granted “piggyback” registration rights to the investors with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investors acquired in the transaction.

Series B Preferred Stock— As of December 31, 2012, there are 5,423,000 shares of Series B Stock issued and outstanding.  The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion. In 2012 and 2011, we incurred $325,380 and $434,639 in dividends on the Series B Stock, respectively, of which $0 and $0 were paid in 2012 and 2011, respectively.

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

In August 2012, we granted 675,000 stock options at an exercise price of $0.16 per share.  These options will vest ratably over five years pursuant to the terms of the Stock Option Plan.  The grant date fair value of the options was $70,831.

In April 2011, 150,000 common stock options with an exercise price of $3.85 per share expired.

In August 2011, we granted 25,000 stock options at an exercise price of $0.50 per share.  These options will vest ratably over five years pursuant to the terms of the Stock Option Plan.  The grant date fair value of the options was $6,852.

The Company recorded stock compensation expense of $422,999 and $407,311 for the twelve months period ended December 31, 2012 and 2011, respectively.

A summary of the status of GeoPetro’s stock option plan is as follows:

	Options	Exercise Prices			Weighted Average Exercise Price
Outstanding at January 1, 2011	2,895,000	$0.50	to	$3.85	$1.59
Granted	25,000		$0.50		0.50
Exercised	—		—		—
Expired	(150,000)		$3.85		3.85
Outstanding at December 31, 2011	2,770,000	$0.50	to	$2.10	1.46
Granted	675,000		$0.16		0.16
Exercised	—		—		—
Expired	—		—		—
Outstanding at December 31, 2012	3,445,000	$0.16	to	$2.10	$1.21

We estimated the fair values of each option granted using the Black-Scholes model with the following assumptions for options granted during the years ended December 31:

	2012	2011
Expected dividend yield	—	—
Expected volatility	105.6%	149.8%
Risk-free interest rates	0.59%	0.99%
Expected lives (years)	5	5
Weighted average fair values per share	$0.11	$0.27

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

The options outstanding as of December 31, 2012 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
675,000	—	0.16	4.67
960,000	675,000	0.50	0.99
210,000	186,000	1.00	0.68
1,600,000	1,600,000	2.10	0.39
3,445,000	2,461,000

The total intrinsic value of options outstanding was $nil at December 31, 2012 and 2011, respectively. The intrinsic value for exercisable options was $nil at December 31, 2012 and 2011, respectively.

As of December 31, 2012, there are 2,461,000 options which are exercisable. The remaining 984,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $286,951. The weighted average remaining contractual life of the remaining 984,000 unvested options is 3.69 years.

9.         COMMON STOCK WARRANTS

In February 2012, warrants for 50,000 shares with an exercise price of $1.00 per share expired.

In March 2012, we issued 20,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of a note payable to Stuart J. Doshi, President and CEO, for $100,000 (Note 5). The warrants expire in March 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,609.

In March 2012, we issued 500,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in March 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $40,070.

 In May 2012, we extended 151,500 warrants to purchase our common shares for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share in connection with the extension of seven notes payable totaling $1,515,000 (Note 5). The extended warrants expire in December 2013, May 2014 and June 2014.  The total fair value of the extension of the warrants as calculated using the Black-Scholes pricing model was $3,575.

In May 2012, we issued 15,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of two notes payable to Stuart J. Doshi, President and CEO, totaling $75,000 (Note 5). The warrants expire in May 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $561.

In June 2012, we issued 45,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of four notes payable to Stuart J. Doshi, President and CEO, totaling $225,000 (Note 5). The warrants expire in June 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,481.

In July 2012, we issued 15,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of two notes payable to Stuart J. Doshi, President and CEO, totaling $75,000 (Note 5). The warrants expire in July 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $315.

In August 2012, warrants for 600,779 shares with an exercise price of $4.50 per share expired.

In August 2012, we issued 45,000 warrants to purchase our common shares at $0.50 per share in exchange for certain consulting services. The warrants expire in August 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $2,986.

In September 2012, warrants for 14,000 shares with an exercise price of $1.00 per share expired.

In October 2012, we issued 72,000 warrants to purchase our common shares at a price ranging from $0.10 to $0.23 per share in exchange for certain consulting services. The warrants expire in October 2017.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $5,887.

In October 2012, warrants for 36,000 shares with an exercise price of $1.00 per share expired.

In November 2012, we issued 12,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of two notes payable to Stuart J. Doshi, President and CEO, totaling $60,000 (Note 5). The warrants expire in November 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $413.

In November 2012, we issued 30,000 warrants to purchase our common shares at $0.50 per share in exchange for certain consulting services. The warrants expire in November 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,014.

In November 2012, warrants for 50,000 shares with an exercise price of $1.25 per share expired.

In November 2012, we issued 50,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in November 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,452.

In December 2012, we issued 6,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of a note payable to Stuart J. Doshi, President and CEO, for $30,000 (Note 5). The warrants expire in December 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $141.

In December 2012, we issued 500,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in December 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $18,429.

The fair value of the warrants for 2012 was calculated using the Black-Scholes pricing model. Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%; volatility between 81% to 137%; an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.27% to 0.80%; and an expected life of three to five years.

In February 2011 we extended a total of 151,500 warrants for an additional year in conjunction with the renewal of seven of our promissory notes payable (Note 5). The warrants expire in December 2012, May 2013, and June 2013, respectively.  The total fair value of the extension of the warrants as calculated using the Black-Scholes pricing model was $7,788.

In March 2011, we issued 1,025,164 warrants to purchase our common shares at $0.75 in conjunction with a private placement of our common stock (Note 7). The warrants expire in March 2014.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $207,943.

In April 2011, we issued 505,965 warrants to purchase our common shares at $1.00 in conjunction with a private placement of our common stock (Note 7). The warrants expire in April 2014.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $165,105.

In August 2011 we extended 150,000 warrants for an additional two years.  The warrants expire in January 2014.  The total fair value of the extension of the warrants as calculated using the Black-Scholes pricing model was $17,539.

In September 2011, we issued 10,000 warrants to purchase our common shares at $0.50 in conjunction with the renewal of one of our promissory notes payable (Note 5).  The warrants expire in August 2014.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $2,204.

In September 2011, warrants for 27,150 shares with an exercise price of $1.00 per share expired.

In November 2011, we issued 27,000 warrants to purchase our common shares at $0.50 in conjunction with the renewal of four of our promissory notes payable (Note 5).  The warrants expire in November 2013.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $3,170.

In December 2011, warrants for 114,000 shares with an exercise price of $3.50 per share expired and warrants for 35,000 shares with an exercise price of $1.00 per share expired.

The fair value of the warrants for 2011 was calculated using the Black-Scholes pricing model. Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%; volatility of between 78% to 140%; an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.23% to 1.15%; and an expected life of between two and three years.

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2012:

Expiration	Exercise	Outstanding at	Warrants	Warrants	Warrants	Outstanding at
Date	Price	12/31/2011	Exercised	Granted	(Expired/Canceled)	12/31/2012

02/22/12	$1.00	50,000	—	—	(50,000)	—
08/13/12	$4.50	600,779	—	—	(600,779)	—
09/30/12	$1.00	14,000	—	—	(14,000)	—
10/22/12	$1.00	36,000	—	—	(36,000)	—
11/22/12	$1.25	50,000	—	—	(50,000)	—
08/31/13	$0.50	23,000	—	—	—	23,000
09/29/13	$0.75	1,847,500	—	—	—	1,847,500
10/31/13	$0.50	72,000	—	—	—	72,000
11/30/13	$0.50	27,000	—	—	—	27,000
12/23/13	$0.50	120,000	—	—	—	120,000
12/25/13	$0.50	40,000	—	—	—	40,000
12/30/13	$0.75	555,596	—	—	—	555,596
01/02/14	$1.00	150,000	—	—	—	150,000
03/01/14	$0.75	1,025,164	—	—	—	1,025,164
03/31/14	$5.25	100,000	—	—	—	100,000
04/28/14	$1.00	505,965	—	—	—	505,965
05/17/14	$0.50	36,500	—	—	—	36,500
06/29/14	$0.50	30,000	—	—	—	30,000
08/31/14	$0.50	10,000	—	—	—	10,000
10/19/14	$1.00	130,540	—	—	—	130,540
03/20/15	$0.50	—	—	20,000	—	20,000
03/21/15	$0.50	—	—	500,000	—	500,000
05/29/15	$0.50	—	—	5,000	—	5,000
05/30/15	$0.50	—	—	10,000	—	10,000
06/04/15	$0.50	—	—	8,000	—	8,000
06/18/15	$0.50	—	—	5,000	—	5,000
06/25/15	$0.50	—	—	12,000	—	12,000
06/29/15	$0.50	—	—	20,000	—	20,000
07/27/15	$0.50	—	—	2,000	—	2,000
07/31/15	$0.50	—	—	13,000	—	13,000
11/09/15	$0.50	—	—	2,000	—	2,000
11/20/15	$0.50	—	—	10,000	—	10,000
11/21/15	$0.50	—	—	30,000	—	30,000
11/29/15	$0.50	—	—	50,000	—	50,000
12/04/15	$0.50	—	—	6,000	—	6,000
12/10/15	$0.50	—	—	125,000	—	125,000
12/31/15	$0.50	—	—	375,000	—	375,000
08/15/16	$0.50	—	—	45,000	—	45,000
10/01/17	$0.23	—	—	12,000	—	12,000
10/01/17	$0.21	—	—	12,000	—	12,000
10/01/17	$0.20	—	—	12,000	—	12,000
10/01/17	$0.17	—	—	12,000	—	12,000
10/01/17	$0.14	—	—	12,000	—	12,000
10/01/17	$0.10	—	—	12,000	—	12,000
		5,424,044	—	1,310,000	(750,779)	5,983,265

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2011:

Expiration	Exercise	Outstanding at	Warrants	Warrants	Warrants	Outstanding at
Date	Price	12/31/2010	Exercised	Granted	(Expired/Canceled)	12/31/2011

09/30/11	$1.00	27,150	—	—	(27,150)	—
12/15/11	$3.50	114,000	—	—	(114,000)	—
12/22/11	$1.00	35,000	—	—	(35,000)	—
02/22/12	$1.00	50,000	—	—	—	50,000
08/13/12	$4.50	600,779	—	—	—	600,779
09/30/12	$1.00	14,000	—	—	—	14,000
10/22/12	$1.00	36,000	—	—	—	36,000
11/22/12	$1.25	50,000	—	—	—	50,000
12/23/12	$1.00	45,000	—	—	—	45,000
12/25/12	$1.00	40,000	—	—	—	40,000
05/17/13	$1.00	36,500	—	—	—	36,500
06/29/13	$1.00	30,000	—	—	—	30,000
08/31/13	$0.50	23,000	—	—	—	23,000
09/29/13	$0.75	1,847,500	—	—	—	1,847,500
10/31/13	$0.50	72,000	—	—	—	72,000
11/30/13	$0.50	—	—	27,000	—	27,000
12/23/13	$0.50	75,000	—	—	—	75,000
12/30/13	$0.75	555,596	—	—	—	555,596
01/02/14	$1.00	150,000	—	—	—	150,000
03/01/14	$0.75	—	—	1,025,164	—	1,025,164
03/31/14	$5.25	100,000	—	—	—	100,000
04/28/14	$1.00	—	—	505,965	—	505,965
08/31/14	$0.50	—	—	10,000	—	10,000
10/19/14	$1.00	130,540	—	—	—	130,540
		4,032,065	—	1,568,129	(176,150)	5,424,044

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

Office Lease—On February 15, 2010, we entered into a new lease for our principal executive office located at 150 California Street, Suite 600, San Francisco, CA 94111.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement as of December 31, 2012 are as follows:

2013	$154,037
2014	158,238
2015	162,439
2016	166,640
2017	56,013

Total	$697,367

Rent expense for the years ended December 31, 2012 and 2011, was approximately $144,834 and $144,834, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

On January 6, 2011, we entered into a sublease agreement whereby a portion of the Company’s principal executive offices have been leased to a third party. The terms of the sublease agreement include a seventy-five month term cancelable by either party with ninety days written notice after December 31, 2011. The Company will recoup approximately 50% of the base rental obligation through the sublease agreement. This amount was approximately $82,419 and $67,289 for the years ended December 31, 2012 and 2011, respectively, and has been included as a reduction in general and administrative expenses in the accompanying statements of operations.

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

11.       SUBSEQUENT EVENTS

In January 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan for $5,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In January 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $132,500, and represented the sale of 1,325,000 common shares and 662,500 warrants.

In January 2013, we agreed to rescind a unit subscription agreement. Units were originally priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitled the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units originally sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  The Company is reacquiring the common shares and warrants in exchange for a non-interest bearing unsecured note for $250,000 which matures in July 2014.

In February 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $122,500, and represented the sale of 1,225,000 common shares and 612,500 warrants.

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval.

In March 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $85,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 17,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In March 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $50,000, and represented the sale of 500,000 common shares and 250,000 warrants.

In April 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $55,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 11,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

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

The estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions. At December 31, 2012, all of GeoPetro’s reserves are attributable to two wells capable of production, one shut-in well and two undeveloped locations. Other than the producing wells and one shut-in well, there is no other production history as of or subsequent to that date. Reserve estimates for these wells are subject to substantial upward or downward revisions after production commences and a production history is obtained.   Accordingly, reserve estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

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

Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves

January 1, 2011	18,308
Revisions of previous estimates	791
Production	(210)
December 31, 2011	18,889
Revisions of previous estimates	(984)
Production	(116)
December 31, 2012	17,789

	2012	2011
	(MMcf)	(MMcf)
Proved developed	—	2,453
Proved developed non-producing	9,126	7,328
Proved undeveloped	8,663	9,108

Total	17,789	18,889

Proved reserves presented herein are located entirely within in the United States

The following is a discussion of the material changes in our proved reserve quantities for the years ended December 31, 2012 and 2011.

Year Ended December 31, 2012

The downward revision of previous estimates of natural gas reserves during 2012 of 984 MMcf is attributable to decreases in gas prices as calculated under the new SEC pricing methodology, which has affected the economic life of the wells. Natural gas prices decreased approximately 35% from December 31, 2011 ($3.76 per Mcf) to December 31, 2012 ($2.46 per Mcf).

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows for the 2012 and 2011 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month to estimated annual future net production from proved gas reserves, amounting to $2.46 per Mcf and $3.76 per Mcf at December 31, 2012 and 2011, respectively. For both 2012 and 2011, future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

	Year Ended December 31,
	2012	2011
	(in thousands)
Future cash inflows	$44,045	$72,305
Future production costs	(10,555)	(16,512)
Future development costs	(10,916)	(10,916)
Future income taxes	—	—
Future net cash flows	22,574	44,877
10% annual discount	(6,426)	(12,258)
Standardized measure of discounted future net cash flows	$16,148	$32,619

The PV-10 values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

Changes in the Standardized Measure of Discounted Futures Net Cash Flows from Proved Petroleum and Natural Gas Reserve Quantities.

	Years Ended December 31,
	2012	2011

Balance, beginning of period	32,619	29,102
Sales of oil and gas, net	(877)	(1,509)
Net change in prices and production costs	(16,452)	6,121
Net change in future development costs	—	(2,760)
Revisions of previous quantity estimates	(1,325)	1,698
Net change in income taxes	—	—
Accretion of discount	3,674	2,505
Other	(1,491)	(2,538)
Balance, end of period	$16,148	$32,619

EXHIBIT INDEX

Exhibit Number		Description
2.	1 (13)	Agreement and Plan of Merger dated February 28, 2013
2.	2 (14)	Amendment No. 1 to the Agreement and Plan of Merger dated April 4, 2013.
3.	1 (2)	Amended and Restated Articles of Incorporation of GeoPetro Resources Company
3.	2 (4)	Second Amended and Restated Bylaws of the GeoPetro Resources Company
4.	1 (2)	Form of Warrant issued by GeoPetro Resources Company to various investors on various dates.
4.	2 (3)	Specimen Common Stock Certificate
4.	3
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

4.	5 (6)	Placement Agent Warrant dated August 13, 2007
4.	6 (7)	Form of Common Stock Purchase Warrant dated as of various dates, issued to purchasers of promissory notes
4.	7(10)	Unit Subscription Agreement and Common Stock Purchase Warrant, Dated September 30, 2010.
4.	8(11)	Unit Subscription Agreement and Common Stock Purchase Warrant, Dated December 30, 2010.
10.	1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000
10.	2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997
10.	4 (2)	Exploration Permit#408, Dated July 2, 1997
10.	5 (2)	Madisonville Field Development Agreement dated August 1, 2005
10.	6 (2)	Alaska Cook Inlet Option dated April 20, 2005
10.	7 (2)†	The 2001 Stock Incentive Plan
10.	8 (2)†	The 2004 Stock Option and Appreciation Rights Plan
10.	9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006
10.	10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005, April, 26, 2010
10.	13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.
10.	19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006
10.	20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007
10.	23 (8)†	Seventh Amendment to Employment Agreement of Stuart Doshi, dated December 29, 2008
10.	24 (8)†	Eighth Amendment to Employee Agreement of Stuart Doshi, dated December 31, 2008
10.	25 (8)†	Fourth Amendment to Employment Agreement of David Creel, dated December 29, 2008
10.	26 (8)†	Fifth Amendment to Employee Agreement of David Creel, dated December 31, 2008
10.	32 (8)	Form of Promissory Note issued by GeoPetro Resources Company to various investors dated various dates from December 23, 2008 to December 26, 2008
10.	33 (9)†	Sixth Amendment to David Creel Employment Agreement dated April 28, 2009
10.	34 (12)	Promissory Note to Stuart J. Doshi dated March 20, 2012
21.	1 (1)	List of subsidiaries of GeoPetro Resources
23.	1 (1)	Consent of MHA Petroleum Consultants
23.	2 (1)	Consent of Burr Pinger Mayer, Inc.
23.	3 (1)	Consent of Hein & Associates LLP
31.	1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.	2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Vice President of Finance.
32.	1 (1)	Certification of Chief Executive Officer and Vice President of Finance of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.
99.	1 (1)	Report of MHA Petroleum Consultants
101	(1)
The following materials from the GeoPetro Resources Company Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

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

(7)	Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, as filed with the Securities and Exchange Commission on January 7, 2009, and incorporated herein by reference.

(8)	Filed as the identically numbered exhibit to the Company’s Report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2009, and incorporated herein by reference.

(9)	Filed as Exhibit 10.25 to the Form 10-Q, as filed with the Securities and Exchange Commission on May 11, 2009, and incorporated herein by reference.

(10)	Filed as Exhibits 4.1 and 4.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2010, and incorporated herein by reference.

(11)	Filed as Exhibits 4.1 and 4.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 4, 2011, and incorporated herein by reference.

(12)	Filed as the identically numbered exhibit to the Company’s Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2012, and incorporated herein by reference.

(13)	Filed as Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 1, 2013, and incorporated herein by reference.

(14)	Filed as Exhibit 2.1 to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on April 10, 2013, and incorporated herein by reference.

†	Indicates a management or compensatory plan or arrangement.