Form 10-Q
period 2013-03-31
GEOPETRO RESOURCES CO
filed 2013-05-15
CIK 1116927

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒ .

There were 48,681,074 shares of no par value common stock outstanding on May 15, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$152	$59,432
Accounts receivable—other	16,644	5,460
Prepaid expenses	49,922	65,266
Total current assets	66,718	130,158

Oil and gas properties, at cost (full cost method)
Unproved properties	6,635,755	6,524,819
Proved properties	53,090,943	53,090,943
Gas processing plant, at cost	5,533,910	5,533,910
Less—accumulated depletion, depreciation, and impairment	(41,625,269)	(41,625,269)
Net oil and gas properties	23,635,339	23,524,403

Furniture, fixtures and equipment, at cost, net of depreciation	25,481	28,709
Other assets	36,733	36,733
Total Assets	$23,764,271	$23,720,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$1,567,068	$1,346,510
Current portion of notes payable	2,098,610	944,950
Note payable related party	655,000	565,000
Interest payable	204,523	137,921
Dividends payable	953,482	873,791
Other taxes payable	157,998	134,704
Royalty owners payable	327,847	327,850
Total current liabilities	5,964,528	4,330,726

Long Term Notes Payable	750,415	1,644,427
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	63,897	66,548
Total Liabilities	6,853,840	6,116,701

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,370,027 and 5,423,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively. Liquidation preference of $4,027,520.	3,833,872	3,873,602
Common stock, no par value; 100,000,000 shares authorized; 48,681,074 and 46,578,101 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	59,211,809	59,117,079
Additional paid-in capital	4,440,914	4,342,234
Accumulated deficit	(50,576,164)	(49,729,613)
Total shareholders’ equity	16,910,431	17,603,302
Total Liabilities and Shareholders’ Equity	$23,764,271	$23,720,003

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Revenues
Natural gas sales	$—	$351,082

Costs and expenses
Plant operating	84,967	673,861
Lease operating	26,828	70,912
General and administrative	572,277	486,083
Depreciation and depletion	3,228	184,925
Total costs and expenses	687,300	1,415,781

Loss from operations	(687,300)	(1,064,699)

Other Income (Expense)
Interest expense	(80,567)	(67,342)
Interest income	—	152
Other income	1,007	2,130
Total other income (expense)	(79,560)	(65,060)

Net Loss	(766,860)	(1,129,759)

Preferred stock dividend	(79,691)	(80,900)

Net Loss Applicable to Common Shareholders	$(846,551)	$(1,210,659)

Net Loss Per Common Share Basic and Diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding basic and diluted	47,828,727	44,362,991

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities

Net loss	$(766,860)	$(1,129,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	3,228	184,925
Share-based compensation expense	97,764	94,223
Non-cash interest expense	10,564	14,119
Changes in operating assets and liabilities:
Accounts receivable — oil and gas sales	—	92,743
Other assets	4,160	11,958
Current liabilities	310,451	(71,215)
Other long term liabilities	(2,651)	(1,600)
Net cash used in operating activities	(343,344)	(804,606)

Cash Flows from Investing Activities

Additions to oil and gas properties	(110,936)	(105,637)
Net cash used in investing activities	(110,936)	(105,637)

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	305,000	250,000
Proceeds from related party note	90,000	100,000
Net cash provided by financing activities	395,000	350,000

Net Decrease in Cash and Cash Equivalents	(59,280)	(560,243)

Cash and Cash Equivalents
Beginning of period	59,432	916,741
End of period	$152	$356,498

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,401	$23,096
Cash paid for income taxes	$8,064	$—

Non-Cash Transactions
Issuance of warrants in connection with promissory notes and private placements	$85,767	$41,679
Accrual of dividends on preferred stock	$79,691	$80,900
Conversion of preferred stock to common stock	$39,730	$—
Rescission of common stock and warrants	$250,000	$—
Fair value of warrants cancelled in connection with rescission of common stock	$40,070	$—

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2013	5,423,000	$3,873,602	46,578,101	$59,117,079	$4,342,234	$(49,729,613)	$17,603,302
Issuance of common stock and warrants for cash, net	—	—	3,050,000	305,000	—	—	305,000
Rescission of common stock and warrants	—	—	(1,000,000)	(250,000)	—	—	(250,000)
Conversion of preferred stock to common stock	(52,973)	(39,730)	52,973	39,730	—	—	—
Share-based compensation	—	—	—	—	97,764	—	97,764
Fair value of warrants issued in connection with notes payable	—	—	—	—	916	—	916
Net loss	—	—	—	—	—	(766,860)	(766,860)
Dividends on Series B preferred stock	—	—	—	—	—	(79,691)	(79,691)
Balances, March 31, 2013	5,370,027	$3,833,872	48,681,074	$59,211,809	$4,440,914	$(50,576,164)	$16,910,431

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                         BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of GeoPetro Resources Company (“we,” “us,” “our,” “GeoPetro” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

2.                   LIQUIDITY

As of March 31, 2013, we had a working capital deficit of $5,897,810, and for the three months ended March 31, 2013, our cash used in operating activities amounted to $343,344.  Our results of operations have resulted in an accumulated deficit of $50,576,164 from inception through the three months ended March 31, 2013. If capital is available, we estimate that our investment needs for the remainder of fiscal year 2013 and 2014 will amount to $6,345,000 related to our natural gas properties within the Madisonville field, our California properties and our Canadian properties.

We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions; and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions for the remainder of fiscal year 2013 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of fiscal 2013 and future periods on our undeveloped properties.  We will need additional financing to continue our operations and our planned development activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

GeoPetro’s ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate additional financing.  GeoPetro’s management continues to renegotiate the terms of its existing borrowing arrangements and raise additional capital through debt and equity issuances. These conditions raise doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

As a result of the Company’s liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company’s wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company is monitoring market conditions and will bring its natural gas production back on stream as market conditions warrant. As of March 31, 2013, the Madisonville Field remains shut-in.  For the year ended December 31, 2012, 100% of the Company’s revenue was derived from the natural gas production in the Madisonville Field.

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

As of March 31, 2013, Stuart J. Doshi, President and CEO, has advanced to the Company sixteen loans totaling $655,000.  The notes bear interest at 10% per annum and are payable on demand (Note 5).

Subsequent to March 31, 2013, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $110,000.  The notes bear interest at 10% per annum and are payable on demand (Note 9)

3.                          LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	March 31, 2013	March 31, 2012
Stock options	3,445,000	2,770,000
Warrants	7,026,265	5,894,044
Convertible preferred stock, Series B	5,370,027	5,423,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three months ended March 31, 2013 and March 31, 2012 respectively because their effects were considered antidilutive.

4.                          OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2012 other than those discussed below.

The Company has proved undeveloped reserves included in the carrying value of its proved properties.  The Company is confident capital will be raised to further develop these reserves; however, if such capital is not raised, the Company may be required to impair the Proved property asset in the future.

In April 2012, the Company’s wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company is monitoring market conditions and will bring its natural gas production back on stream as market conditions warrant. As of March 31, 2013, the Madisonville Field remains shut-in.

5.                          DEBT

As of March 31, 2013 and December 31, 2012 debt consisted of the following:

	March 31, 2013	December 31, 2012
Current
Related party notes (a)	$655,000	$565,000
Promissory notes	1,225,000	75,000
Bridge notes	900,000	900,000
Less discount on promissory notes	(26,390)	(30,050)
Net current notes payable	2,753,610	1,509,950

Long Term
Promissory notes (b)	765,000	1,665,000
Less discount on promissory notes	(14,585)	(20,573)
Net long term notes payable	750,415	1,644,427

Total	$3,504,025	$3,154,377

(a)
In January 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $5,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $40 (Note 8)

In March 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $85,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 17,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $876 (Note 8).

(b)	In January 2013, the Company issued a non-interest bearing unsecured promissory note in the amount of $250,000 (Note 7). The note will mature in July 2014.

6.                           INCOME TAXES

The effective income tax rates for the three month period ending March 31, 2013 were negligible, primarily due to adjustments to the valuation allowance on deferred tax assets.

7.                          STOCKHOLDERS’ EQUITY

In January 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $132,500, and represented the sale of 1,325,000 common shares and 662,500 warrants (Note 8).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In January 2013, we agreed to rescind a unit subscription agreement. Units were originally priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitled the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units originally sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  The Company is reacquiring the common shares and warrants in exchange for a non-interest bearing unsecured note for $250,000 which matures in July 2014 (Note 5).

In February 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $122,500, and represented the sale of 1,225,000 common shares and 612,500 warrants (Note 8).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In March 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $50,000, and represented the sale of 500,000 common shares and 250,000 warrants (Note 8).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

8.                         COMMON STOCK WARRANTS

In January 2013, we issued 1,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of a note payable to Stuart J. Doshi, President and CEO, for $5,000 (Note 5). The warrants expire in January 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $40.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of 137.86%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.38% and an expected life based on the expiration date of the warrants of three years.

In January 2013, we issued 662,500 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in January 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $31,768.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 138.39% and 141.45%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.37% and 0.42%, and an expected life based on the expiration date of the warrants of three years.

In January 2013, we cancelled 500,000 warrants to purchase our common shares at $0.50 per share in connection with the rescission of a unit subscription agreement (Note 7). The warrants would have expired in March 2015. The total fair value of the warrants was $40,070.

In February 2013, we issued 612,500 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in February 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $39,844.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 140.81% and 140.84%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.38% and 0.42%, and an expected life based on the expiration date of the warrants of three years.

In March 2013, we issued 17,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of three notes payable to Stuart J. Doshi, President and CEO, for $85,000 (Note 5). The warrants expire in March 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $876.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 141.06% and 143.82%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.35% and 0.42%, and an expected life based on the expiration date of the warrants of three years.

In March 2013, we issued 250,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in March 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $13,239.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 141.06% and 141.13%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.35% and 0.38%, and an expected life based on the expiration date of the warrants of three years.

As of March 31, 2013 we have reserved 7,026,265 shares of common stock for the exercise of our stock purchase warrants.

9.                          SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financials statements or disclosure in the notes to the consolidated financial statements, except as disclosed below:

In April 2013, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $110,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 22,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $110,000.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for all of our revenues for 2013. We expect the majority of our capital expenditures for the remainder of 2013 will be for the Madisonville Project.

As a result of the Company’s liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

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

Results of Operations

The financial information with respect to the three months ended March 31, 2013 and 2012 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended
	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)
Consolidated Statement of Operations:
Revenues	$—	$351,082
Plant operating	84,967	673,861
Lease operating	26,828	70,912
General and administrative	572,277	486,083
Depreciation and depletion	3,228	184,925
Loss from operations	(687,300)	(1,064,699)
Net loss	(766,860)	(1,129,759)
Net loss applicable to common shareholders	$(846,551)	$(1,210,659)

Revenue and Operating Trends

For the three months ended March 31, 2013, we did not generate any revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to the continued temporary shut-in of the Madisonville Field due to low natural gas prices.  The Company is monitoring market conditions and intends to restore its natural gas production when market conditions warrant.

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during fiscal 2013. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from current rates.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies generated by consolidating the upstream and midstream portions of the Madisonville Project under common ownership.  We will continue to explore other long term cost savings and efficiency measures at the natural gas treatment plant.  Future plans are to expand the plant capacity from the current design capacity of 18 MMcf/d to 30 MMcf/d.

Industry Overview for the three months ended March 31, 2013

Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage.  Natural gas prices have been volatile due to concerns surrounding the global economy and a resultant decline in demand for natural gas.  Increased production from shale gas will continue to impact natural gas pricing for the foreseeable future.

Company Overview for the three months ended March 31, 2013

Our net loss applicable to common shareholders for the three months ended March 31, 2013 was $846,551. From our inception through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through March 31, 2013 of $50,576,164.  The Company did not generate any revenue for the three months ended March 31, 2013 due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Comparison of Results of Operations for the three months ended March 31, 2013 and 2012

We had no gross natural gas revenues for the three months ended March 31, 2013.  Gross natural gas revenues for the three months ended March 31, 2012 were $351,082. During this 2012 period, the sales of gas from our wells amounted to 161,377 Mcf and our average natural gas price realized was $2.18 per Mcf. The decrease in revenues was due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Plant operating expenses for the three months ended March 31, 2013 were $84,967 as compared to $673,861 for the three months ended March 31, 2012. The decrease in plant operating expense of $588,894 or 87% was primarily attributable to the suspension of plant operations as a result of the continued temporary shut-in of the Madisonville Field. Since the Company planned for an extended shut down, it was able to significantly reduce expenses. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the three months ended March 31, 2013 were $26,828. Lease operating expenses for the three months ended March 31, 2012 were $70,912. Our net average lifting cost for this 2012 period was $0.44 per Mcf. The decrease in total lifting cost of $44,084 or 62% was primarily attributable to the suspension of operations as a result of the continued temporary shut-in of the Madisonville Field.

General and administrative expenses (“G&A”) for the three months ended March 31, 2013 were $572,277 as compared to $486,083 for the three months ended March 31, 2012. The increase in G&A of $86,194 or 18% was primarily attributable to legal costs associated with the MCW merger.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended March 31, 2013 was $3,228 as compared to $184,925 for the three months ended March 31, 2012. These amounts primarily represent amortization of the oil and gas properties. The 98% decrease was primarily attributable to reduced depreciation and depletion as a result of the continued temporary shut-in of the Madisonville Field.

The loss from operations for the three months ended March 31, 2013 was $687,300 as compared to $1,064,699 for the three months ended March 31, 2012. The decrease in the loss from operations was primarily attributable to lower plant operating expenses as a result of the continued temporary shut-in of the Madisonville Field.

Interest expense for the three months ended March 31, 2013 was $80,567 as compared to $67,342 for the three months ended March 31, 2012.  The higher interest expense in the 2013 period was primarily attributable to the increase in related party notes.

Recent Developments

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

On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“Parent”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) dated February 28, 2013. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of Parent.

On April 10, 2013, the Company received notice from the Exchange indicating that after a review of the Plan, and the request by the Company to extend the Plan Period until July 31, 2013, the Exchange determined that the Company has not made sufficient progress consistent with the Plan in order to regain compliance with Section 1003(a)(iv) of the Company Guide by July 31, 2013 and that its securities are, therefore, subject to being delisted from the Exchange.  In the April 10, 2013 notice, the Exchange also informed the Company that, in accordance with Sections 1203 and 1009(d) of the Company Guide, the Company has a right to appeal the Exchange’s determination by requesting an oral hearing or a hearing based on a written submission before the Exchange’s Listing Qualifications Panel (the “Panel”).  The Company has appealed the Exchange’s determination by requesting an oral hearing before the Panel, which request will stay the delisting determination until at least such time as the Panel renders a determination following the hearing. The hearing is currently scheduled for June 13, 2013.  The Company is undertaking steps to address the deficiencies raised by the Exchange.  However, there can be no assurance that the Company will be successful in its appeal and that the Company’s request for continued listing will be granted.

In April 2013, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $110,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 22,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $110,000. We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

Liquidity and Capital Resources

We had a working capital deficit of $5,897,810 at March 31, 2013 versus $4,200,568 at December 31, 2012. Our working capital deficit increased during the three months ended March 31, 2013 primarily due to the reclassification of debt from long term to current and losses incurred in connection with natural gas operations. Due to the continued temporary shut-in of the Madisonville Field, the results of our operations amounted to a loss of $687,300 for the three months ended March 31, 2013.

Our cash balance at March 31, 2013 was $152 as compared to $59,432 at December 31, 2012. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2012	$59,432
Sources of cash:
Cash provided by financing activities	395,000
Total sources of cash including cash on hand	454,432
Uses of cash:
Cash used in operating activities	(343,344)
Cash used in investing activities	(110,936)
Total uses of cash	(454,280)
Cash balance at March 31, 2013	$152

Net cash used in operating activities of $343,344 and $804,606 for the three months ended March 31, 2013 and 2012, respectively, are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Proceeds from sale of common shares	$305,000	$250,000
Proceeds from related party notes	90,000	100,000
Net cash provided by financing activities	$395,000	$350,000

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and to invest in oil and natural gas properties and the gas treatment plant. These investments totaled $110,936 and $105,637 for the three months ended March 31, 2013 and 2012, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan.  See “Outlook for 2013/2014 Capital” for a description of our expected capital expenditures for the year of 2013. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

We hold working interests and overriding royalty interest in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions for the remainder of 2013 and future periods.  Exploratory and developmental drilling is scheduled during 2013 and future periods on our undeveloped properties.  We are attempting to raise additional cash through the sale or farmout of certain of our unproved properties.  We also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

As discussed in the “Outlook for 2013/2014 Capital”, we are forecasting capital expenditures of $6.3 million during the remainder of 2013 and 2014. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.

GeoPetro’s ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate additional financing.  GeoPetro’s management continues to renegotiate the terms of its existing borrowing arrangements and raise additional capital through debt and equity issuances. These conditions raise doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

As a result of the Company’s liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

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

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no material changes to our contractual obligations since December 31, 2012 except items described in “Recent Developments”.

Off Balance Sheet Arrangements

None.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place.  Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, or other gas financial instruments in 2013.

Outlook for 2013/2014 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $6,345,000 during the remainder of fiscal 2013 and 2014, allocated as follows:

1.             Madisonville Project, Madison County, Texas — Approximately $6,095,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover; $1,445,000 toward the fracture stimulation and hook up costs of the Wilson Well and $4,000,000 for the expansion of the gas treatment plant.

2. California — Approximately $100,000 to be utilized for land and permitting costs.

3. Canada — Approximately $150,000 to be utilized for permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2013 cash flow projections.  See “Liquidity and Capital Resources.”

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

Changing prices have had a significant impact on the cost of drilling and completing wells, particularly in the Madisonville Field area where we are currently the most active. The estimated cost of drilling and completing a Rodessa formation well at approximately 12,300 feet of depth has increased from $3.0 million in 2001 to $4.2 million in 2013 due to higher costs associated with tubular goods, well equipment, and day rates for drilling contracts, among other factors. These higher costs have impacted and will continue to impact our income from operations in the form of higher depletion expense.

Critical Accounting Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2012 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that face participants in the U.S., Canadian and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of the principal risks faced by us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  Based on this evaluation, we have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, referred to as our 2012 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2012 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

Item 2.Unregistered Sales of Securities and Use of Proceeds

Unregistered Sales of Securities

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

In April 2013, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $110,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 22,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $110,000. We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

GeoPetro issued the aforementioned common shares and warrants in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the “ Securities Act ”), and Rule 506 of Regulation D thereunder. GeoPetro relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the purchasers, including the representations with respect to each purchaser’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each purchaser’s investment intent with respect to the securities purchased.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all material aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Vice President of Finance.

32.1 (1)	Certification of Chief Executive Officer and Vice President of Finance of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

101 (1)
The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1)         Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2013.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Vice President of Finance