Form 10-Q
period 2013-06-30
GEOPETRO RESOURCES CO
filed 2013-08-14
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒ .

There were 51,891,074 shares of no par value common stock outstanding on August 14, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$123,867	$59,432
Accounts receivable—other	16,644	5,460
Prepaid expenses	48,509	65,266
Total current assets	189,020	130,158

Oil and Gas Properties, at cost (full cost method)
Unproved properties	6,635,942	6,524,819
Proved properties	53,103,443	53,090,943
Gas processing plant, at cost	5,533,910	5,533,910
Less—accumulated depletion, depreciation, and impairment	(41,625,269)	(41,625,269)
Net oil and gas properties	23,648,026	23,524,403

Furniture, Fixtures and Equipment, at cost, net of depreciation	22,767	28,709
Other Assets	36,733	36,733
Total Assets	$23,896,546	$23,720,003

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade payables	$1,746,654	$1,346,510
Current portion of notes payable	2,552,897	944,950
Notes payable - related party	819,524	565,000
Interest payable	276,792	137,921
Preferred dividends payable	1,033,811	873,791
Other taxes payable	190,495	134,704
Royalty owners payable	327,845	327,850
Total current liabilities	6,948,018	4,330,726

Long Term Notes Payable	389,865	1,644,427
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	60,546	66,548
Total Liabilities	7,473,429	6,116,701

Shareholders' Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,370,027 and 5,423,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively. Liquidation preference of $4,027,520.	3,833,872	3,873,602
Common stock, no par value; 100,000,000 shares authorized; 51,822,324 and 46,578,101 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	59,473,109	59,117,079
Additional paid-in capital	4,540,793	4,342,234
Accumulated deficit	(51,424,657)	(49,729,613)
Total shareholders' equity	16,423,117	17,603,302
Total Liabilities and Shareholders' Equity	$23,896,546	$23,720,003

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2013	2012
Revenues
Natural gas sales	$—	$—

Costs and Expenses
Plant operations	75,496	197,688
Lease operations	67,444	70,313
General and administrative	537,816	476,080
Depreciation and depletion	2,714	82,053
Total costs and expenses	683,470	826,134

Loss from Operations	(683,470)	(826,134)

Other Income (Expense)
Interest expense	(87,675)	(72,616)
Interest income	—	24
Other income	4,581	2,074
Total other income (expense)	(83,094)	(70,518)

Loss Before Taxes	(766,564)	(896,652)

Income tax expense	(1,600)	(800)

Net Loss	(768,164)	(897,452)

Preferred stock dividend	(80,329)	(80,901)

Net Loss Applicable to Common Shareholders	$(848,493)	$(978,353)

Net Loss Per Common Share Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding basic and diluted	49,669,069	45,253,101

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2013	2012
Revenues
Natural gas sales	$—	$351,082

Costs and Expenses
Plant operations	160,463	871,549
Lease operations	94,272	141,225
General and administrative	1,110,093	962,163
Depreciation and depletion	5,942	266,978
Total costs and expenses	1,370,770	2,241,915

Loss from Operations	(1,370,770)	(1,890,833)

Other Income (Expense)
Interest expense	(168,242)	(139,958)
Interest income	—	176
Other income	5,588	4,204
Total other income (expense)	(162,654)	(135,578)

Loss Before Taxes	(1,533,424)	(2,026,411)

Income tax expense	(1,600)	(800)

Net Loss	(1,535,024)	(2,027,211)

Preferred stock dividend	(160,020)	(161,801)

Net Loss Applicable to Common Shareholders	$(1,695,044)	$(2,189,012)

Net Loss Per Common Share Basic and Diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding basic and diluted	48,753,982	44,808,046

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities

Net loss	$(1,535,024)	$(2,027,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	5,942	266,978
Share-based compensation expense	223,888	188,445
Non-cash interest expense	21,381	28,376
Changes in operating assets and liabilities:
Accounts receivable – oil and gas sales	—	165,160
Other assets	5,573	13,342
Current liabilities	594,801	42,459
Other long term liabilities	(6,002)	(3,901)
Net cash used in operating activities	(689,441)	(1,326,352)

Cash Flows from Investing Activities

Additions to oil and gas properties	(123,624)	(127,305)
Net cash used in investing activities	(123,624)	(127,305)

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	537,500	250,000
Proceeds from promissory notes	85,000	—
Proceeds from related party notes	255,000	400,000
Net cash provided by financing activities	877,500	650,000

Net Increase (Decrease) in Cash and Cash Equivalents	64,435	(803,657)

Cash and Cash Equivalents
Beginning of period	59,432	916,741
End of period	$123,867	$113,084

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,990	$56,717
Cash paid for income taxes	$9,664	$800

Non-Cash Transactions
Fair value of warrants issued in connection with promissory notes and private placements	$153,951	$47,296
Accrual of dividends on preferred stock	$160,020	$161,801
Conversion of preferred stock to common stock	$39,730	$—
Rescission of common stock and warrants	$250,000	$—
Fair value of warrants cancelled in connection with rescission of common stock	$40,070	$—

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2013	5,423,000	$3,873,602	46,578,101	$59,117,079	$4,342,234	$(49,729,613)	$17,603,302
Conversion of preferred stock to common stock	(52,973)	(39,730)	52,973	39,730	—	—	—
Issuance of common stock and warrants for cash, net	—	—	5,831,250	537,500	—	—	537,500
Rescission of common stock and warrants	—	—	(1,000,000)	(250,000)	—	—	(250,000)
Share-based compensation	—	—	360,000	28,800	195,088	—	223,888
Fair value of warrants issued in connection with notes payable	—	—	—	—	3,471	—	3,471
Net loss	—	—	—	—	—	(1,535,024)	(1,535,024)
Dividends on Series B preferred stock	—	—	—	—	—	(160,020)	(160,020)
Balances, June 30, 2013	5,370,027	$3,833,872	51,822,324	$59,473,109	$4,540,793	$(51,424,657)	$16,423,117

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of GeoPetro Resources Company ("we," "us," "our," "GeoPetro" or the "Company") are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro's Annual Report on Form 10-K for the year ended December 31, 2012.

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

2.    LIQUIDITY

As of June 30, 2013, we had a working capital deficit of $6,758,998, and for the six months ended June 30, 2013, our cash used in operating activities amounted to $689,441.  Our results of operations have resulted in an accumulated deficit of $51,424,657 from inception through the six months ended June 30, 2013. If capital is available, we estimate that our investment needs for the remainder of fiscal year 2013 and 2014 will amount to $6,345,000 related to our natural gas properties within the Madisonville field, our California properties and our Canadian properties.

We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions; and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of fiscal year 2013 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of fiscal 2013 and future periods on our undeveloped properties.  We will need additional financing to continue our operations and our planned development activities.  If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.  Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

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

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company is monitoring market conditions and will bring its natural gas production back on stream as market conditions warrant. As of June 30, 2013, the Madisonville Field remains shut-in.  For the year ended December 31, 2012, 100% of the Company's revenue was derived from the natural gas production in the Madisonville Field.

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. As of June 30, 2013, the parties are continuing to move forward with the Merger.

As of June 30, 2013, Stuart J. Doshi, President and CEO, has advanced to the Company twenty-one loans totaling $770,000.  The notes bear interest at 10% per annum and are payable on demand (Note 5).

3.    LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	June 30, 2013	June 30, 2012
Stock options	1,055,000	2,770,000
Warrants	8,646,890	5,954,044
Convertible Preferred Stock, Series B	5,370,027	5,423,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2013 and 2012 respectively because their effects were considered antidilutive.

4.     OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2012 other than those discussed below.

The Company has proved undeveloped reserves included in the carrying value of its proved properties.  The Company is confident capital will be raised to further develop these reserves, however, if such capital is not raised, the Company may be required to impair the Proved property asset in the future.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company is monitoring market conditions and will bring its natural gas production back on stream as market conditions warrant. As of June 30, 2013, the Madisonville Field remains shut-in.

5.    DEBT

As of June 30, 2013 and December 31, 2012 debt consisted of the following:

	June 30, 2013	December 31, 2012
Current
Related party notes (a)	$820,000	$565,000
Promissory notes (b)	2,575,000	975,000
Less discount on promissory notes	(22,579)	(30,050)
Net current notes payable	3,372,421	1,509,950

Long Term
Promissory notes (b)	400,000	1,665,000
Less discount on promissory notes	(10,135)	(20,573)
Net long term notes payable	389,865	1,644,427
Total	$3,762,286	$3,154,377

(a)

In January 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $5,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $40 (Note 9)

In March 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $85,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 17,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $876 (Note 9).

In April 2013, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $110,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 22,000 warrants to purchase our common stock at $0.50 per share for a period of three years.  The fair value of the warrants issued was $1,028 (Note 9).

In May 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $5,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock at $0.35 per share for a period of three years.  The fair value of the warrants issued was $48 (Note 9).

In June 2013, a Company Director advanced to the Company a loan in the amount of $50,000.  The note bears interest at 10% per annum and matures in June 2014.  In connection with this note, the Company issued 10,000 warrants to purchase our common stock at $0.35 per share for a period of three years.  The fair value of the warrants issued was $508 (Note 9).

(b)	In January 2013, the Company issued a non-interest bearing unsecured promissory note in the amount of $250,000 (Note 7). The note will mature in July 2014.

In May 2013, the Company issued a promissory note in the amount of $40,000. The note bears interest at 8% per annum and matures in December 2013. In connection with this note, the Company issued 8,000 warrants to purchase our common stock at $0.25 per share for a period of three years. The fair value of the warrants issued was $494 (Note 9).

In June 2013, the Company issued a promissory note in the amount of $45,000. The note bears interest at 8% per annum and matures in December 2013. In connection with this note, the Company issued 9,000 warrants to purchase our common stock at $0.25 per share for a period of three years. The fair value of the warrants issued was $477 (Note 9).

6.     INCOME TAXES

The effective income tax rates for the three and six month periods ending June 30, 2013 and 2012 were negligible, primarily due to the Company's loss position and the deferred tax asset being 100% reserved.

7.     STOCKHOLDERS' EQUITY

In January 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $132,500, and represented the sale of 1,325,000 common shares and 662,500 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

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

In February 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $122,500, and represented the sale of 1,225,000 common shares and 612,500 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In March 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $50,000, and represented the sale of 500,000 common shares and 250,000 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced between $0.08 and $0.09 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $110,000, and represented the sale of 1,250,000 common shares and 625,000 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In June 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $122,500, and represented the sale of 1,531,250 common shares and 765,625 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In June 2013, we agreed to issue 360,000 units in exchange for services rendered. Units were valued at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate value for the units issued was $28,800, and represented the issuance of 360,000 common shares and 180,000 warrants (Note 9) and has been recorded as share-based compensation in the financial statements.  We agreed to grant “piggyback” registration rights to the holder with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the holder acquired in the transaction.

 8.    COMMON STOCK OPTIONS

In May 2013, 1,650,000 common stock options with an average exercise price of $2.00 per share expired.

In June 2013, 740,000 common stock options with an average exercise price of $0.50 per share expired.

As of June 30, 2013 the Company has 1,055,000 common stock options outstanding with an average exercise price of $0.46 per share.

For the six month period ended June 30, 2013 the Company recorded share-based compensation of $195,088 for stock option expense.

9.    COMMON STOCK WARRANTS

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

In April 2013, we issued 22,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of four notes payable to Stuart J. Doshi, President and CEO, for $110,000 (Note 5). The warrants expire in April 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,028.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 143.58% and 149.38%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.33% and 0.36%, and an expected life based on the expiration date of the warrants of three years.

In April 2013, we issued 625,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in April 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $19,402.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 149.03% and 159.99%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.32% and 0.33%, and an expected life based on the expiration date of the warrants of three years.

In May 2013, we issued 1,000 warrants to purchase our common shares at $0.35 per share in connection with the issuance of a note payable to Stuart J. Doshi, President and CEO, for $5,000 (Note 5). The warrants expire in May 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $48.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of 164.88%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.40% and an expected life based on the expiration date of the warrants of three years.

In May 2013, we issued 8,000 warrants to purchase our common shares at $0.25 per share in connection with the issuance of a promissory note for $40,000 (Note 5). The warrants expire in May 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $494.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of 174.60%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.41% and an expected life based on the expiration date of the warrants of three years.

In June 2013, we issued 10,000 warrants to purchase our common shares at $0.35 per share in connection with the issuance of a note payable to a Company Director for $50,000 (Note 5). The warrants expire in June 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $508.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of 174.20%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.52% and an expected life based on the expiration date of the warrants of three years.

In June 2013, we issued 9,000 warrants to purchase our common shares at $0.25 per share in connection with the issuance of a promissory note for $45,000 (Note 5). The warrants expire in June 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $477.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of 173.52%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.55% and an expected life based on the expiration date of the warrants of three years.

In June 2013, we issued 765,625 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in June 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $37,669.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 171.05% and 171.23%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.73% and 0.74%, and an expected life based on the expiration date of the warrants of three years.

In June 2013, we issued 180,000 warrants to purchase our common shares at $0.50 per share in conjunction with services rendered (Note 7). The warrants expire in June 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $8,558.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of 170.61%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.66%, and an expected life based on the expiration date of the warrants of three years.

As of June 30, 2013 we have reserved 8,646,890 shares of common stock for the exercise of our stock purchase warrants.

10.    SUBSEQUENT EVENTS

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for all of our revenues for 2013, if any. We expect the majority of our capital expenditures for the remainder of 2013 and for 2014 will be for the Madisonville Project and will approximate $6.1 million.

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. As of June 30, 2013, the parties are continuing to move forward with the Merger.

Results of Operations

The financial information with respect to the three and six months ended June 30, 2013 and 2012 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended		Six Months Ended
	June 30, 2013 (unaudited)	June 30, 2012 (unaudited)	June 30, 2013 (unaudited)	June 30, 2012 (unaudited)
Consolidated Statement of Operations:
Revenues	$—	$—	$—	$351,082
Plant operations	75,496	197,688	160,463	871,549
Lease operations	67,444	70,313	94,272	141,225
General and administrative	537,816	476,080	1,110,093	962,163
Depreciation and depletion	2,714	82,053	5,942	266,978
Loss from operations	(683,470)	(826,134)	(1,370,770)	(1,890,833)
Net loss	(768,164)	(897,452)	(1,535,024)	(2,027,211)
Net loss applicable to common shareholders	$(848,493)	$(978,353)	$(1,695,044)	$(2,189,012)

Revenue and Operating Trends

For the three and six months ended June 30, 2013, we did not generate any revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to the continued temporary shut-in of the Madisonville Field due to low natural gas prices.  The Company is monitoring market conditions and intends to restore its natural gas production when market conditions warrant.

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

Industry Overview for the three and six months ended June 30, 2013

Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage. Increased production from shale gas will continue to impact natural gas pricing for the foreseeable future.

Company Overview for the three and six months ended June 30, 2013

Our net loss applicable to common shareholders for the three and six months ended June 30, 2013 was $848,493 and $1,695,044, respectively.  From our inception through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through June 30, 2013 of $51,424,657.  The Company did not generate any revenue for the three and six months ended June 30, 2013 due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Comparison of Results of Operations for the three months ended June 30, 2013 and 2012

We had no gross natural gas revenues for the three months ended June 30, 2013 and June 30, 2012.  This was due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Plant operating expenses for the three months ended June 30, 2013 were $75,496 as compared to $197,688 for the three months ended June 30, 2012.  The decrease in plant operating expenses of $122,192 or 62% was primarily attributable to the suspension of plant operations as a result of the continued temporary shut-in of the Madisonville Field. Since the Company planned for an extended shut down, it was able to significantly reduce expenses. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the three months ended June 30, 2013 were $67,444.  Lease operating expenses for the three months ended June 30, 2012 were $70,313. The decrease in total lifting cost of $2,869 or 4% was primarily attributable to the suspension of operations as a result of the continued temporary shut-in of the Madisonville Field.

General and administrative expenses ("G&A") for the three months ended June 30, 2013 were $537,816 as compared to $476,080 for the three months ended June 30, 2012. The increase in G&A of $61,736 or 13% was primarily attributable to costs associated with the Company's listing.

Depreciation, depletion and amortization expense ("DD&A") for the three months ended June 30, 2013 was $2,714 as compared to $82,053 for the three months ended June 30, 2012.  The 97% decrease was primarily attributable to reduced depreciation as a result of the continued temporary shut-in of the Madisonville Field. During the shut-in of the Madisonville facility, depreciation is suspended.

The loss from operations for the three months ended June 30, 2013 was $683,470 as compared to $826,134 for the three months ended June 30, 2012. The decrease in the loss from operations was primarily attributable to lower plant operating expenses as a result of the continued temporary shut-in of the Madisonville Field.

Interest expense for the three months ended June 30, 2013 was $87,675 as compared to $72,616 for the three months ended June 30, 2012.  The higher interest expense in the 2013 period was primarily attributable to the increase in related party notes.

Comparison of Results of Operations for the six months ended June 30, 2013 and 2012

We had no gross natural gas revenues for the six months ended June 30, 2013. Gross natural gas revenues for the six months ended June 30, 2012 were $351,082. During this 2012 period, the sales of natural gas from our wells amounted to 161,377 Mcf and our average natural gas price realized was $2.18 per Mcf.  The decrease in revenues was due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Plant operating expenses for the six months ended June 30, 2013 were $160,463 as compared to $871,549 for the six months ended June 30, 2012.  The decrease in plant operating expenses of $711,086 or 82% was primarily attributable to the suspension of plant operations as a result of the continued temporary shut-in of the Madisonville Field. Since the Company planned for an extended shut down, it was able to significantly reduce expenses. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the six months ended June 30, 2013 were $94,272. Lease operating expenses for the six months ended June 30, 2012 were $141,225. Our net average lifting cost for this 2012 period was $0.88 per Mcf. The decrease in total lifting cost of $46,953 or 33% was primarily attributable to the suspension of operations as a result of the continued temporary shut-in of the Madisonville Field.

General and administrative expenses ("G&A") for the six months ended June 30, 2013 were $1,110,093 as compared to $962,163 for the six months ended June 30, 2012. The increase in G&A of $147,930 or 15% was primarily attributable to legal costs associated with the MCW merger.

Depreciation, depletion and amortization expense ("DD&A") for the six months ended June 30, 2013 was $5,942 as compared to $266,978 for the six months ended June 30, 2012. The 98% decrease was primarily attributable to reduced depreciation and depletion as a result of the continued temporary shut-in of the Madisonville Field. During the shut-in of the Madisonville facility, depreciation is suspended.

The loss from operations for the six months ended June 30, 2013 was $1,370,770 as compared to $1,890,833 for the six months ended June 30, 2012. The decrease in the loss from operations was primarily attributable to lower plant operating expenses as a result of the continued temporary shut-in of the Madisonville Field.

Interest expense for the six months ended June 30, 2013 was $168,242 as compared to $139,958 for the six months ended June 30, 2012.  The higher interest expense in the 2013 period was primarily attributable to the increase in related party notes.

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

On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement with MCW and Merger Sub dated February 28, 2013.

On April 10, 2013, the Company received notice from the Exchange indicating that after a review of the Plan, and the request by the Company to extend the Plan Period until July 31, 2013, the Exchange determined that the Company has not made sufficient progress consistent with the Plan in order to regain compliance with Section 1003(a)(iv) of the Company Guide by July 31, 2013 and that its securities are, therefore, subject to being delisted from the Exchange.  In the April 10, 2013 notice, the Exchange also informed the Company that, in accordance with Sections 1203 and 1009(d) of the Company Guide, the Company has a right to appeal the Exchange’s determination by requesting an oral hearing or a hearing based on a written submission before the Exchange’s Listing Qualifications Panel (the “Panel”).  The Company appealed the Exchange’s determination by requesting an oral hearing before the Panel, which request stayed the delisting determination until at least such time as the Panel rendered a determination following the hearing. The hearing was held on June 13, 2013.  The Company is undertaking steps to address the deficiencies raised by the Exchange.  However, there can be no assurance that the Company will be successful in its appeal and that the Company’s request for continued listing will be granted.

In April 2013, Stuart J. Doshi, President and CEO, advanced to the Company four loans totaling $110,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 22,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced between $0.08 and $0.09 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $110,000, and represented the sale of 1,250,000 common shares and 625,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In May 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $5,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.35 for a period of three years.

In May 2013, the Company issued a promissory note in the amount of $40,000. The note bears interest at 8% per annum and matures in December 2013. In connection with this note, the Company issued 8,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years.

In June 2013, a Company Director advanced to the Company a loan in the amount of $50,000.  The note bears interest at 10% per annum and matures in June 2014.  In connection with this note, the Company issued 10,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.35 for a period of three years.

In June 2013, the Company issued a promissory note in the amount of $45,000. The note bears interest at 8% per annum and matures in December 2013. In connection with this note, the Company issued 9,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years.

On June 21, 2013, the Company received written notification regarding the results of its appeal hearing held on June 13, 2013, before a Listing Qualifications Panel (the “Panel”) of the NYSE MKT LLC (the “NYSE MKT” or the “Exchange”) regarding the Company’s continued listing on the Exchange in light of the listing standards. After considering the presentations at the hearing, the Corporate Compliance Department of NYSE Regulation, Inc. Staff’s (the “Staff”) prior written submission and the Company’s submission presented at the hearing, the Panel unanimously has decided to defer further action on the appeal pending the Panel’s receipt of a report from the Staff (the “Staff’s Report”) regarding the results of the Company’s operations through July 15, 2013. Should the Staff’s Report conclude that the Company is no longer financially impaired, the delisting proceeding will be dismissed. Should the Staff’s Report not so conclude, the Company will have until the close of business on the second business day after the Company receives the Staff’s Report to submit to the Panel a written response. The Panel thereafter will render its final decision in writing (the “Final Decision”), which writing will serve as the decision in this matter from which any rights of appeal will flow.

In June 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $122,500, and represented the sale of 1,531,250 common shares and 765,625 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In June 2013, we agreed to issue 360,000 units in exchange for services rendered. Units were valued at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate value for the units issued was $28,800, and represented the issuance of 360,000 common shares and 180,000 warrants and has been recorded as share-based compensation in the financial statements.  We agreed to grant “piggyback” registration rights to the holder with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the holder acquired in the transaction.

Liquidity and Capital Resources

We had a working capital deficit of $6,758,998 at June 30, 2013 versus $4,200,568 at December 31, 2012. Our working capital deficit increased during the six months ended June 30, 2013 due primarily to the reclassification of debt from long term to current and losses incurred in connection with natural gas operations. Due to the continued temporary shut-in of the Madisonville Field, the results of our operations amounted to a loss of $1,370,770 for the six months ended June 30, 2013.

Our cash balance at June 30, 2013 was $123,867 as compared to $59,432 at December 31, 2012. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2012	$59,432
Sources of cash:
Cash provided by financing activities	877,500
Total sources of cash including cash on hand	936,932
Uses of cash:
Cash used in operating activities	(689,441)
Cash used in investing activities	(123,624)
Total uses of cash	(813,065)
Cash balance at June 30, 2013	$123,867

Net cash used in operating activities of $689,441 and $1,326,352 for the six months ended June 30, 2013 and 2012 respectively are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Six Months Ended
	June 30, 2013	June 30, 2012
Proceeds from sale of common shares	$537,500	$250,000
Proceeds from promissory notes	85,000	—
Proceeds from related party notes	255,000	400,000
Net cash provided by financing activities	$877,500	$650,000

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and to invest in oil and natural gas properties and the gas treatment plant. These investments totaled $123,624 and $127,305 for the six months ended June 30, 2013 and 2012, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. See "Outlook for 2013/2014 Capital" for a description of our expected capital expenditures for the years of 2013 and 2014. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions and seismic operations for the remainder of 2013 and future periods.  Exploratory and developmental drilling is scheduled during 2013 and future periods on our undeveloped properties.   We are attempting to raise additional cash through the sale or farm out of certain of our unproved properties.   We also need to raise additional equity or enter into new borrowing arrangements to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it will be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

As discussed in the "Outlook for 2013/2014 Capital", we are forecasting capital expenditures of $6.3 million during the remainder of 2013 and for 2014. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.

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

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no material changes to our contractual obligations since December 31, 2012 except items described in "Recent Developments".

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

Outlook for 2013/2014 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $6,345,000 during the remainder of fiscal 2013 and 2014, allocated as follows:

1.

Madisonville Project, Madison County, Texas – Approximately $6,095,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover; $1,445,000 toward the fracture stimulation and hook up costs of the Wilson well and $4,000,000 for the expansion of the gas treatment plant.

2.	California – Approximately $100,000 to be utilized for land and permitting costs.

3.	Canada – Approximately $150,000 to be utilized for permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2013 and 2014 cash flow projections.  See "Liquidity and Capital Resources."

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Vice President of Fianance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  Based on this evaluation, we have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced between $0.08 and $0.09 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $110,000, and represented the sale of 1,250,000 common shares and 625,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In May 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan for $5,000.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.35 for a period of three years.

In May 2013, the Company issued a promissory note in the amount of $40,000. In connection with this note, the Company issued 8,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years.

In June 2013, a Company Director advanced to the Company a loan for $50,000.  In connection with this note, the Company issued 10,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.35 for a period of three years.

In June 2013, the Company issued a promissory note in the amount of $45,000. In connection with this note, the Company issued 9,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years.

In June 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $122,500, and represented the sale of 1,531,250 common shares and 765,625 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In June 2013, we agreed to issue 360,000 units in exchange for services rendered. Units were valued at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate value for the units issued was $28,800, and represented the issuance of 360,000 common shares and 180,000 warrants and has been recorded as share-based compensation in the financial statements.  We agreed to grant “piggyback” registration rights to the holder with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the holder acquired in the transaction.

GeoPetro issued the aforementioned common shares and warrants in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the " Securities Act "), and Rule 506 of Regulation D thereunder. GeoPetro relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the purchasers, including the representations with respect to each purchaser's status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each purchaser's investment intent with respect to the securities purchased.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all material aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

Use of Proceeds

Proceeds realized will be spent in the following order of priority by the Company:

(1)	General Working Capital

(2)	Debt Service

(3)	Madisonville Project, Madison County

(4)	California Project

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

 Table of Contents

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Vice President of Finance.

32.1 (1)	Certification of Chief Executive Officer and Vice President of Finance of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

101 (1)

The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1) Furnished herewith

 Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2013.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Vice President of Finance