Form 10-Q
period 2013-09-30
GEOPETRO RESOURCES CO
filed 2013-11-14
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 54,541,074 shares of no par value common stock outstanding on November 14, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$102,230	$59,432
Accounts receivable—other	16,644	5,460
Prepaid expenses	44,524	65,266
Total current assets	163,398	130,158

Oil and gas properties, at cost (full cost method)
Unproved properties	6,702,941	6,524,819
Proved properties	53,052,668	53,090,943
Gas processing plant, at cost	5,533,910	5,533,910
Less—accumulated depletion, depreciation, and impairment	(41,625,269)	(41,625,269)
Net oil and gas properties	23,664,250	23,524,403

Furniture, fixtures and equipment, at cost, net of depreciation	20,068	28,709
Other assets	36,733	36,733
Total Assets	$23,884,449	$23,720,003

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade payables	$1,960,772	$1,346,510
Current portion of notes payable	2,829,221	944,950
Notes payable – related party	876,651	565,000
Interest payable	319,743	137,921
Preferred dividends payable	1,115,024	873,791
Other taxes payable	269,043	134,704
Royalty owners payable	327,842	327,850
Total current liabilities	7,698,296	4,330,726

Long Term Notes Payable	143,146	1,644,427
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	56,845	66,548
Total Liabilities	7,973,287	6,116,701

Shareholders' Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,370,027 and 5,423,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively. Liquidation preference of $4,027,520 and $4,067,250 at September 30, 2013 and December 31, 2012, respectively.	3,833,872	3,873,602
Common stock, no par value; 100,000,000 shares authorized; 54,541,074 and 46,578,101 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	59,611,109	59,117,079
Additional paid-in capital	4,549,130	4,342,234
Accumulated deficit	(52,082,949)	(49,729,613)
Total shareholders' equity	15,911,162	17,603,302
Total Liabilities and Shareholders' Equity	$23,884,449	$23,720,003

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013	2012
Revenues
Natural gas sales	$—	$—

Costs and Expenses
Plant operations	106,459	95,638
Lease operations	32,061	24,177
General and administrative	346,349	443,427
Depreciation and depletion	2,699	82,051
Impairment of oil and gas properties	—	620,656
Total costs and expenses	487,568	1,265,949

Loss from operations	(487,568)	(1,265,949)

Other Income (Expense)
Interest expense	(89,512)	(77,658)
Interest income	—	—
Other income	1	20,111
Total other income (expense)	(89,511)	(57,547)

Loss Before Taxes	(577,079)	(1,323,496)

Income tax expense	—	(8,864)

Net Loss	(577,079)	(1,332,360)

Preferred stock dividend	(81,213)	(81,789)

Net Loss Applicable to Common Shareholders	$(658,292)	$(1,414,149)

Net Loss Per Common Share Basic and Diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding basic and diluted	52,217,161	45,327,277

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2013	2012
Revenues
Natural gas sales	$—	$351,082

Costs and Expenses
Plant operations	266,922	967,187
Lease operations	126,333	165,402
General and administrative	1,456,442	1,405,590
Depreciation and depletion	8,641	349,029
Impairment of oil and gas properties	—	620,656
Total costs and expenses	1,858,338	3,507,864

Loss from operations	(1,858,338)	(3,156,782)

Other Income (Expense)
Interest expense	(257,754)	(217,616)
Interest income	—	176
Other income	5,589	24,315
Total other income (expense)	(252,165)	(193,125)

Loss Before Taxes	(2,110,503)	(3,349,907)

Income tax expense	(1,600)	(9,664)

Net Loss	(2,112,103)	(3,359,571)

Preferred stock dividend	(241,233)	(243,590)

Net Loss Applicable to Common Shareholders	$(2,353,336)	$(3,603,161)

Net Loss Per Common Share Basic and Diluted	$(0.05)	$(0.08)

Weighted average number of common shares outstanding basic and diluted	49,921,060	44,982,116

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities

Net loss	$(2,112,103)	$(3,359,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	8,641	349,029
Share-based compensation expense	231,765	318,334
Amortization of debt discount	31,572	40,423
Impairment of oil and gas properties	—	620,656
Changes in operating assets and liabilities:
Accounts receivable - natural gas sales	—	165,160
Other assets	9,558	23,174
Current liabilities	930,415	184,125
Other long term liabilities	(9,703)	(6,552)
Net cash used in operating activities	(909,855)	(1,665,222)

Cash Flows from Investing Activities

Additions to oil and gas properties	(203,122)	(138,863)
Proceeds from dispositions of oil and gas properties	63,275	404,799
Net cash provided by (used in) investing activities	(139,847)	265,936

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	675,500	250,000
Proceeds from promissory notes	105,000	—
Proceeds from related party notes	312,000	475,000
Net cash provided by financing activities	1,092,500	725,000

Net Increase (Decrease) in Cash and Cash Equivalents	42,798	(674,286)

Cash and Cash Equivalents
Beginning of period	59,432	916,741
End of period	$102,230	$242,455

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$44,360	$61,829
Cash paid for income taxes	$9,664	$9,664

Non-Cash Transactions
Fair value of warrants issued in connection with promissory notes and private placements	$156,034	$50,597
Accrual of dividends on preferred stock	$241,233	$243,590
Conversion of preferred stock to common stock	$39,730	$—
Rescission of common stock and warrants	$250,000	$—
Fair value of warrants cancelled in connection with rescission of common stock	$40,070	$—

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2013	5,423,000	$3,873,602	46,578,101	$59,117,079	$4,342,234	$(49,729,613)	$17,603,302
Conversion of preferred stock to common stock	(52,973)	(39,730)	52,973	39,730	—	—	—
Issuance of common stock and warrants for cash, net	—	—	8,550,000	675,500	—	—	675,500
Rescission of common stock and warrants	—	—	(1,000,000)	(250,000)	—	—	(250,000)
Share-based compensation	—	—	360,000	28,800	202,965	—	231,765
Fair value of warrants issued in connection with notes payable	—	—	—	—	3,931	—	3,931
Net loss	—	—	—	—	—	(2,112,103)	(2,112,103)
Dividends on Series B preferred stock	—	—	—	—	—	(241,233)	(241,233)
Balances, September 30, 2013	5,370,027	$3,833,872	54,541,074	$59,611,109	$4,549,130	$(52,082,949)	$15,911,162

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

2.     LIQUIDITY

As of September 30, 2013, we had a cash balance of $102,230 and a working capital deficit of $7,534,898, and for the nine months ended September 30, 2013, our cash used in operating activities amounted to $909,855.  Our results of operations have resulted in an accumulated deficit of $52,082,949 from inception through the nine months ended September 30, 2013. If capital is available, we estimate that our investment needs during the remainder of fiscal year 2013 and 2014 will amount to $6,345,000 related to our natural gas properties within the Madisonville field, our California properties and our Canadian properties.

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

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company is monitoring market conditions and will bring its natural gas production back on stream as market conditions warrant. As of September 30, 2013, the Madisonville Field remains shut-in. For the year ended December 31, 2012, 100% of the Company's revenue was derived from the natural gas production in the Madisonville Field.

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. As of September 30, 2013, the parties are continuing to move forward with the Merger.

As of September 30, 2013, Stuart J. Doshi, President and CEO, has advanced to the Company twenty-six loans totaling $827,000.  The notes bear interest at 10% per annum and are payable on demand (Note 5).

3.     LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	September 30, 2013	September 30, 2012
Stock options	1,055,000	3,445,000
Warrants	6,822,165	5,399,265
Convertible Preferred Stock, Series B	5,370,027	5,423,000

All of the common shares underlying the stock options, warrants and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and nine months ended September 30, 2013 and September 30, 2012 respectively because their effects were considered antidilutive.

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

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  The Company is monitoring market conditions and will bring its natural gas production back on stream as market conditions warrant. As of September 30, 2013, the Madisonville Field remains shut-in.

5.     DEBT

As of September 30, 2013 and December 31, 2012 debt consisted of the following:

	September 30, 2013	December 31, 2012
Current
Related party notes (a)	$877,000	$565,000
Promissory notes (b)	2,845,000	975,000
Less discount on promissory notes	(16,128)	(30,050)
Net current notes payable	3,705,872	1,509,950

Long Term
Promissory notes (b)	150,000	1,665,000
Less discount on promissory notes	(6,854)	(20,573)
Net long term notes payable	143,146	1,644,427
Total	$3,849,018	$3,154,377

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

In August 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $40,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 8,000 warrants to purchase our common stock at $0.10 per share for a period of three years.  The fair value of the warrants issued was $350 (Note 9).

In September 2013, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $17,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 3,400 warrants to purchase our common stock at $0.10 per share for a period of three years.  The fair value of the warrants issued was $110 (Note 9).

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

In September 2013, the Company issued a promissory note in the amount of $20,000. The note bears interest at 8% per annum and matures in November 2013.

6.     INCOME TAXES

The effective income tax rates for the three and nine month periods ending September 30, 2013 and 2012 were negligible, primarily due to the Company’s loss position and the deferred tax asset being 100% reserved.

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

In July 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $5,500, and represented the sale of 68,750 common shares and 34,375 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In September 2013, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $132,500, and represented the sale of 2,650,000 common shares.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock.

8.     COMMON STOCK OPTIONS

In May 2013, 1,650,000 common stock options with an average exercise price of $2.00 per share expired.

In June 2013, 740,000 common stock options with an average exercise price of $0.50 per share expired.

As of September 30, 2013 the Company has 1,055,000 common stock options outstanding with an average exercise price of $0.46 per share.

For the nine month period ended September 30, 2013 the Company recorded share-based compensation of $202,965 for stock option expense.

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

In July 2013, we issued 34,375 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in July 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,623.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of 169.76%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.64%, and an expected life based on the expiration date of the warrants of three years.

In August 2013, we issued 8,000 warrants to purchase our common shares at $0.10 per share in connection with the issuance of three notes payable to Stuart J. Doshi, President and CEO, for $40,000 (Note 5). The warrants expire in August 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $350.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 168.17% and 184.61%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.70% and 0.79%, and an expected life based on the expiration date of the warrants of three years.

In September 2013, we issued 3,400 warrants to purchase our common shares at $0.10 per share in connection with the issuance of two notes payable to Stuart J. Doshi, President and CEO, for $17,000 (Note 5). The warrants expire in September 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $110.  Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%, volatility based upon the Company’s historic volatility of its publicly traded shares of between 184.61% and 189.62%, an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of between 0.83% and 0.87%, and an expected life based on the expiration date of the warrants of three years.

As of September 30, 2013 we have reserved 6,822,165 shares of common stock for the exercise of our stock purchase warrants.

10.   SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

In November 2013, Stuart J. Doshi, President and CEO, advanced the Company a loan in the amount of $24,000. The note bears interest at 10% per annum and is payable on demand. In connection with this note, the Company issued 4,800 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.10 for a period of three years.

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

Overview

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American and international prospects. These projects consist of mineral leases and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Most of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas.

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Magness #1, the Fannin #1, and the Mitchell #1 wells in the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for all of our revenues for 2013, if any. We expect the majority of our capital expenditures for the remainder of 2013 and for 2014 will be for the Madisonville Project and will approximate $6.1 million. These capital expenditures will only be incurred if additional financing is available.

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves and/or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices. The Company is monitoring market conditions and will bring its natural gas production back on stream as market conditions warrant. As of September 30, 2013, the Madisonville Field remains shut-in.

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. As of September 30, 2013, the parties are continuing to move forward with the Merger.

Results of Operations

The financial information with respect to the three and nine months ended September 30, 2013 and 2012 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$—	$—	$—	$351,082
Plant operations	106,459	95,638	266,922	967,187
Lease operations	32,061	24,177	126,333	165,402
General and administrative	346,349	443,427	1,456,442	1,405,590
Depreciation and depletion	2,699	82,051	8,641	349,029
Impairment of oil and gas properties	—	620,656	—	620,656
Loss from operations	(487,568)	(1,265,949)	(1,858,338)	(3,156,782)
Net loss	(577,079)	(1,332,360)	(2,112,103)	(3,359,571)
Net loss applicable to common shareholders	$(658,292)	$(1,414,149)	$(2,353,336)	$(3,603,161)

Revenue and Operating Trends

For the three and nine months ended September 30, 2013, we did not generate sufficient revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to the continued temporary shut-in of the Madisonville Field due to low natural gas prices.  The Company is monitoring market conditions and intends to restore its natural gas production when market conditions warrant.

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during the remainder of fiscal 2013 and 2014. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase.  The Company hopes to continue to realize both intermediate and long term cost and operating efficiencies generated by consolidating the upstream and midstream portions of Madisonville under common ownership. We will continue to explore other long term cost savings and efficiency measures at the natural gas treatment plant.  Future plans are to expand the plant capacity from the current design capacity of 18 MMcf/d to 30 MMcf/d.

Industry Overview for the three and nine months ended September 30, 2013

Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage. Increased production from shale gas will continue to impact natural gas pricing for the foreseeable future.

Company Overview for the three and nine months ended September 30, 2013

Our net loss applicable to common shareholders for the three and nine months ended September 30, 2013 was $658,292 and $2,353,336, respectively.  From our inception through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through September 30, 2013 of $52,082,949.  The Company did not generate any revenue for the three and nine months ended September 30, 2013 due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Comparison of Results of Operations for the three months ended September 30, 2013 and 2012

We had no natural gas revenues for the three months ended September 30, 2013 and 2012. This was due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Plant operating expenses for the three months ended September 30, 2013 were $106,459 as compared to $95,638 for the three months ended September 30, 2012.  The increase in plant operating expenses of $10,821 or 11% was primarily attributable to an increase in ad valorem taxes.  When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the three months ended September 30, 2013 were $32,061. Lease operating expenses for the three months ended September 30, 2012 were $24,177. The increase in total lifting cost of $7,884 or 33% was primarily attributable to an increase in ad valorem taxes and other lease operating costs.

General and administrative expenses ("G&A") for the three months ended September 30, 2013 were $346,349 as compared to $443,427 for the three months ended September 30, 2012. The decrease in G&A of $97,078 or 22% was primarily attributable to a decrease in share-based compensation due to expiring options.

Depreciation, depletion and amortization expense ("DD&A") for the three months ended September 30, 2013 was $2,699 as compared to $82,051 for the three months ended September 30, 2012. The 97% decrease was primarily attributable to reduced depreciation as a result of the continued temporary shut-in of the Madisonville Field. During the shut-in of the Madisonville facility, depreciation is suspended.

The loss from operations for the three months ended September 30, 2013 was $487,568 as compared to $1,265,949 for the three months ended September 30, 2012. The decrease in the comparable loss from operations was primarily attributable to the impairment of oil and gas properties in 2012 and lower G&A costs in 2013.

Interest expense for the three months ended September 30, 2013 was $89,512 as compared to $77,658 for the three months ended September 30, 2012. The increase in interest expense was primarily attributable to the increase in related party notes.

Comparison of Results of Operations for the nine months ended September 30, 2013 and 2012

We had no gross natural gas revenues for the nine months ended September 30, 2013. Gross natural gas revenues for the nine months ended September 30, 2012 were $351,082. During this 2012 period, the sales of natural gas from our wells amounted to 161,377 Mcf and our average natural gas price realized was $2.18 per Mcf.  The decrease in revenues was due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Plant operating expenses for the nine months ended September 30, 2013 were $266,922 as compared to $967,187 for the nine months ended September 30, 2012. The decrease in plant operating expenses of $700,265 or 72% was primarily attributable to the suspension of plant operations as a result of the continued temporary shut-in of the Madisonville Field. Since the Company planned for an extended shut down, it was able to significantly reduce expenses. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the nine months ended September 30, 2013 were $126,333. Lease operating expenses for the nine months ended September 30, 2012 were $165,402. Our net average lifting cost for this 2012 period was $1.02 per Mcf. The decrease in total lifting cost of $39,069 or 24% was primarily attributable to the suspension of operations as a result of the continued temporary shut-in of the Madisonville Field.

General and administrative expenses ("G&A") for the nine months ended September 30, 2013 were $1,456,442 as compared to $1,405,590 for the nine months ended September 30, 2012. The increase in G&A of $50,852 or 4% was primarily attributable to legal costs associated with the MCW merger.

Depreciation, depletion and amortization expense ("DD&A") for the nine months ended September 30, 2013 was $8,641 as compared to $349,029 for the nine months ended September 30, 2012.  The 98% decrease was primarily attributable to reduced depreciation and depletion as a result of the continued temporary shut-in of the Madisonville Field. During the shut-in of the Madisonville facility, depreciation is suspended.

The loss from operations was $1,858,338 for the nine months ended September 30, 2013 as compared to $3,156,782 for the nine months ended September 30, 2012. The decrease in the comparable loss from operations was primarily attributable to lower plant operating expenses as a result of the continued temporary shut-in of the Madisonville Field and the impairment of oil and gas properties in 2012.

Interest expense for the nine months ended September 30, 2013 was $257,754 as compared to $217,616 for the nine months ended September 30, 2012.  The increase in interest expense was primarily attributable to the increase in related party notes.

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

On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement with MCW and Merger Sub dated February 28, 2013.

On April 10, 2013, the Company received notice from the NYSE MKT LLC (the “NYSE MKT” or the “Exchange”) indicating that after a review of the Plan, and the request by the Company to extend the Plan Period until July 31, 2013, the Exchange determined that the Company has not made sufficient progress consistent with the Plan in order to regain compliance with Section 1003(a)(iv) of the Company Guide by July 31, 2013 and that its securities are, therefore, subject to being delisted from the Exchange.  In the April 10, 2013 notice, the Exchange also informed the Company that, in accordance with Sections 1203 and 1009(d) of the Company Guide, the Company had a right to appeal the Exchange’s determination by requesting an oral hearing or a hearing based on a written submission before the Exchange’s Listing Qualifications Panel (the “Panel”).  The Company appealed the Exchange’s determination by requesting an oral hearing before the Panel, which request stayed the delisting determination until at least such time as the Panel rendered a determination following the hearing. The hearing was held on June 13, 2013.

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

On June 21, 2013, the Company received written notification regarding the results of its appeal hearing held on June 13, 2013, before the Panel of the Exchange regarding the Company’s continued listing on the Exchange in light of the listing standards. After considering the presentations at the hearing, the Corporate Compliance Department of NYSE Regulation, Inc. Staff’s (the “Staff”) prior written submission and the Company’s submission presented at the hearing, the Panel unanimously decided to defer further action on the appeal pending the Panel’s receipt of a report from the Staff (the “Staff’s Report”) regarding the results of the Company’s operations through July 15, 2013. On August 2, 2013, the Staff filed a report indicating that the Company should be delisted and the Company filed a response on August 6, 2013 requesting continued listing.

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

In July 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $5,500, and represented the sale of 68,750 common shares and 34,375 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

On August 12, 2013, the Company received a letter from the Exchange stating that the Panel is denying the Company's appeal.  Accordingly, the Exchange suspended trading in the Company's common stock on August 20, 2013, in accordance with Section 1204(d) of the Company Guide. The Company’s common stock commenced trading on the OTCQB marketplace on August 21, 2013 under the trading symbol “GEOR”.

In August 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $40,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 8,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.10 for a period of three years.

In September 2013, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $17,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 3,400 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.10 for a period of three years.

In September 2013, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $132,500, and represented the sale of 2,650,000 common shares.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock.

In September 2013, the Company issued a promissory note in the amount of $20,000. The note bears interest at 8% per annum and matures in November 2013.

Liquidity and Capital Resources

We had a working capital deficit of $7,534,898 at September 30, 2013 versus $4,200,568 at December 31, 2012. Our working capital deficit increased during nine months ended September 30, 2013 due primarily to the reclassification of debt from long term to current and increases in our trade payables. Due to the continued temporary shut-in of the Madisonville Field, the results of our operations amounted to a loss of $1,858,338 for the nine months ended September 30, 2013.

Our cash balance at September 30, 2013 was $102,230 as compared to $59,432 at December 31, 2012. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2012	$59,432
Sources of cash:
Cash provided by financing activities	1,092,500
Total sources of cash including cash on hand	1,151,932
Uses of cash:
Cash used in operating activities	(909,855)
Cash used in investing activities	(139,847)
Total uses of cash	(1,049,702)
Cash balance at September 30, 2013	$102,230

Net cash used in operating activities of $909,855 and $1,665,222 for the nine months ended September 30, 2013 and 2012 respectively are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, preferred shares, promissory notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Proceeds from sale of common shares	$675,500	$250,000
Proceeds from promissory notes	105,000	—
Proceeds from related party notes	312,000	475,000
Net cash provided by financing activities	$1,092,500	$725,000

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties and the gas treatment plant.  These investments totaled $203,122 and $138,863 for the nine months ended September 30, 2013 and 2012, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital, and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. See "Outlook for 2013/2014 Capital" for a description of our expected capital expenditures for the remainder of 2013 and for 2014. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

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

As discussed in the "Outlook for 2013/2014 Capital", we are forecasting capital expenditures of $6.3 million during the remainder of 2013 and in 2014. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.

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

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. As of September 30, 2013, the parties are continuing to move forward with the Merger.

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

Outlook for 2013/2014 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $6,345,000 during the remainder of fiscal 2013 and 2014, allocated as follows:

1.

Madisonville Project, Madison County, Texas - Approximately $6,095,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover, $1,445,000 towards the fracture stimulation and hook up costs of the Wilson well and $4,000,000 for the expansion of the gas treatment plant.

2.	California - Approximately $100,000 to be utilized for land and permitting costs.

3.	Canada - Approximately $150,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2013 and 2014 cash flow projections.  See "Liquidity and Capital Resources."

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  Based on this evaluation, we have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

In July 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $5,500, and represented the sale of 68,750 common shares and 34,375 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In August 2013, Stuart J. Doshi, President and CEO, advanced to the Company three loans totaling $40,000.  In connection with these notes, the Company issued 8,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.10 for a period of three years.

In September 2013, Stuart J. Doshi, President and CEO, advanced to the Company two loans totaling $17,000.  In connection with these notes, the Company issued 3,400 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.10 for a period of three years.

In September 2013, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $132,500, and represented the sale of 2,650,000 common shares.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock.

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

Use of Proceeds

Proceeds realized will be spent in the following order of priority by the Company:

1)	General Working Capital

2)	Debt Service

3)	Madisonville Project, Madison County

4)	California Project

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

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 11, 2013, David V. Creel resigned as Vice President of Exploration. Mr. Creel did not reference any disagreement with GeoPetro on any matter. Mr. Creel indicated that he needed to resign for health reasons. Mr. Creel will continue to serve on the Company's Board of Directors.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Vice President of Finance.

32.1 (1)	Certification of Chief Executive Officer and Vice President of Finance of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.

101 (1)

The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

        (1)      Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2013.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Vice President of Finance