Form 10-Q/A
period 2013-09-30
GEOPETRO RESOURCES CO
filed 2013-11-14
CIK 1116927

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

Explanatory Note

The sole purpose of this Amendment No. 1 to GeoPetro Resources Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), is to provide the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) furnished as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q.

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