Form 10-K
period 2013-12-31
GEOPETRO RESOURCES CO
filed 2014-03-31
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number  001-16749

GeoPetro Resources Company

(Exact name of registrant as specified in its charter)

California	94-3214487
(State of incorporation)	(IRS Employer Identification Number)

150 California Street, Suite 600 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 398-8186

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	OTCQB US

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,669,425 based on the closing sale price of $0.07 per share as reported by NYSE MKT on June 28, 2013.

The number of shares of the registrant’s common stock outstanding on March 31, 2014 was 68,491,074.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, geological, geophysical, and engineering uncertainties, timing of operating activities, estimates of reserves and production, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products, services and prices.

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

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub ”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing. As of March 31, 2014, MCW has yet to complete the Parent Financing contemplated by the Merger Agreement. Since the merger did not close by September 30, 2013, either party may terminate the Merger Agreement.

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

In addition, we hold a 12% interest in Continental-GeoPetro (Bengara II) Ltd. (“C-G Bengara”), a British Virgin Islands company.

General Development of the Business

We have conducted leasehold acquisition and exploration activities on our North American prospects. These projects currently consist of mineral leases and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Some of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas.

In December 2000, we acquired working interests in oil and natural gas leases in the Madisonville Field in Madison County, Texas, including interests in the Rodessa Formation. Also included in the acquisition was the Magness Well, an existing well that had been drilled, cased and production tested in the Rodessa Formation. In October 2001, we re-completed and tested the Magness Well. In October 2002, we drilled, completed and successfully tested an injection well to dispose of waste products resulting from the treating process for gas produced from the Rodessa Formation. The Madisonville Field gas treatment plant and associated pipelines, which were built specifically for this project, were placed into service in May 2003, and the Magness Well began production in late May 2003. The first development well in the Madisonville Field, the Fannin Well, was drilled in 2005. In 2006, we drilled the Wilson and Mitchell wells. We own a 100% working interest in the four wells. Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field, and the Madisonville Project was our primary source of revenue in 2012.  On December 31, 2008, GeoPetro acquired the gas treatment plant, as well as the related gas gathering pipelines and facilities. This acquisition has allowed the Company to improve operating efficiencies by consolidating the upstream and midstream portions of the Madisonville project. By owning the midstream portion of the Madisonville project, we not only expect better net price realizations and operational efficiencies (i.e. improved volume realizations), but we also control the timing and design of the expansion of the plant facilities as well as future expansions, if needed. Historically, our wells have been production constrained at certain times by the gas treatment plant at the Madisonville Field, which has a design treating capacity limit of approximately 18 MMcf/d.  See “Properties — Description of the Properties — Texas — The Madisonville Gas Treatment Plant and Gathering Facilities.”

Growth Strategy

Our growth strategy is to maximize shareholder value through the exploration and development drilling of oil and natural gas prospects. To carry out this philosophy we employ the following business strategies:

●

identify and pursue potential projects which individually have the potential to be “company makers” which we define as projects which could generate a minimum unrisked net present value of $50 million net to our interest using a 10% discount factor;

●	perform geological, geophysical and engineering evaluations;

●	gain control of key acreage;

●	generate high quality drillable exploration and development drilling prospects;

●	retain a large working interest in those projects which involve low risk development drilling, appraisal or exploration of proved, probable and possible reserves; and

●

minimize early investment and exploration risk in higher risk exploratory prospects through farm-outs and sale of assets to other oil and natural gas companies and maintain meaningful interests with a “carry” through the exploration phase.

Risks Associated With Operations

Our business activities are subject to political and economic risks, including: loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war, terrorist attacks and insurrection; risks of increases in import, export and transportation regulations and tariffs, taxes and governmental royalties; various regulatory approvals required to conduct drilling and other operations; renegotiation of contracts with governmental entities; exchange controls, and numerous other factors. Any one or more of such political or economic conditions could change to our detriment. For a related discussion of the risks attendant with our foreign operations, see “Risk Factors.”

Regulations

Domestic exploration, production and sale of oil and gas are extensively regulated at both the federal and state levels. Our business is and will be directly or indirectly affected by numerous governmental laws and regulations applicable to the energy industry, including:

●	Federal environmental laws and regulations

●	State environmental laws and regulations

●	Local environmental laws and regulations

●	Federal energy laws and regulations

●	Conservation laws and regulations

●	Tax and other laws and regulations pertaining to the energy industry

Legislation, rules and regulations affecting the oil and gas industry are under constant review for amendment or expansion, frequently increasing the regulatory burden. Any changes in the existing legislation, rules or regulations could adversely affect our business. The regulatory burdens are often costly to comply with and carry substantial penalties for failure to comply.

Our operations and activities are subject to numerous federal, state and local environmental laws and regulations. These laws and regulations:

●	require the acquisition of permits;

●	restrict the type, quantities and concentration of various substances that can be discharged into the environment;

●	limit or prohibit drilling and other activities on wetlands and other designated, protected areas;

●	regulate the generation, handling, storage, transportation, disposal and treatment of waste materials; and

●	impose criminal or civil liabilities for pollution resulting from oil and natural gas operations

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

In re-completing the existing well on the Madisonville Project, we were required to drill a well for injection or disposal of produced waste gas from the wells. Injection wells are subject to regulation under the Safe Drinking Water Act (“SDWA”) and the regulations and procedures which have been adopted by the Environmental Protection Agency (“EPA”) under that Act. Generally, enforcement procedures under the SDWA are administered by the EPA unless such authority has been delegated by the EPA to a state which has primary enforcement responsibility based on the EPA’s determination that the state has adopted drinking water regulations no less stringent than the national primary drinking water regulations and meets certain other criteria. Underground injection wells not used for the underground injection of natural gas for storage are generally unlawful and subject to penalties under the SWDA unless authorized by:

●	permit issued by the EPA or a state having primary enforcement responsibility, or

●	rule pursuant to an underground injection control program established by a state or the EPA.

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

In the exploration, drilling and development of any Non-US property, we will be required to comply with the environmental, conservation, tax and other laws and regulations in those jurisdictions.

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

●

we may not recognize significant geological features due to errors in interpretation, processing limitations, the presence of certain geological environments that are out of our control or other factors;

●	seismic generally becomes less reliable with increasing depth of the geological horizon; and

●	the use of this technology may increase our finding cost.

Principal Products

Our principal product is natural gas produced from a property in which we own a 100% working interest. We also have interests in other undeveloped oil and gas properties. See “Properties” for a general description of these properties.

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

Employees

We have 4 employees. We use the services of independent consultants and contractors to perform various professional services, including geologic, geophysical, petroleum, reservoir & drilling engineering, land, legal, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our oil and natural gas.

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

In their report dated March 31, 2014, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2013, were prepared assuming that we would continue as a going concern. We have incurred recurring losses that have resulted in an accumulated deficit attributable to common shareholders of approximately $53,000,000 as of December 31, 2013. Although we had approximately $10,000 of available cash at December 31, 2013, that amount is not adequate to meet our capital expenditure and operating requirements over the next 12 months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. We are dependent upon obtaining funds from financing sources to meet our cash flow requirements. If we are unsuccessful in doing so, we would be required to substantially reduce our business plan or our business could be substantially impaired.

As of December 31, 2013, we have gross capitalized costs totaling $65.3 million as proved and unproved oil and gas properties and gas processing plant whereas we have generated revenues of only $44.5 million since January 1, 2003 and no revenues during the fiscal year ended December 31, 2013.

Since inception, our activities have been primarily related to acquiring and exploring leasehold interests in oil and natural gas properties. We have incurred substantial acquisition and exploration costs and overhead expenses in our operations, and until 2003, excluding minor interest and dividend income, our only significant cash inflows were the recovery of capital invested in projects through sale or other divestitures of interests in oil and gas prospects to industry partners. As a result, we have sustained an accumulated deficit through December 31, 2013 of $53.0 million. Our production activities commenced in May 2003. Since May 2003, over 98% of our revenue has been generated from natural gas sales derived from wells in the Madisonville Field in Texas. It is possible that in the future we will be unable to continue to generate revenues from our sales of natural gas from our Madisonville Field wells because our proved reserves decline as reserves are produced from the wells. The drilling of exploratory oil and natural gas wells is highly speculative and often unproductive. Our participation in future drilling activities to explore, develop and exploit the properties in which we have an interest, or in which we may acquire interests, may be unsuccessful, may fail to generate positive cash flow, and may not enable us to maintain profitability in the future.

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

●

events referred to as force majeure, such as an act of God, act of a public enemy, war, blockade, public riot, lightning, fire, storm, flood, explosion and any other causes whether of the kind enumerated or otherwise not reasonably within the control of Gateway;

●	the inability to secure raw materials or equipment;

●	transportation accidents; and

●	labor disputes and equipment failures.

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

The volume of production from oil and natural gas properties generally declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our proved reserves will decline as reserves are produced from our properties unless we are able to acquire or develop new reserves. The business of exploring for, developing or acquiring reserves is capital intensive. For example, as of December 31, 2013 we have capitalized costs of $65.3 million as proved and unproved oil and gas properties and gas processing plant. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. Even if we are able to raise capital to develop or acquire additional properties, no assurance can be given that our future exploration and development drilling activities will result in the discovery of any reserves.

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

●	unexpected drilling conditions, pressure or irregularities in formations;

●

subsurface conditions or formations encountered during the drilling of wells, whether natural or mechanical, including but not limited to blowout, igneous rock, salt, saltwater flow, loss of circulation, loss of hole, abnormal pressures, or any other impenetrable substance or adverse condition, which renders further drilling of a well impossible or impractical;

●	equipment failures or accidents, adverse weather conditions;

●	compliance with governmental requirements; and

●	shortages or delays in the availability of drilling rigs, the delivery of equipment, and availability of qualified manpower.

Our evaluations of the oil and gas prospects of our properties may be wrong.

With the exception of the Madisonville Project, the properties in which we have an interest are prospects in which the presence of oil and natural gas reserves in commercial quantities has not been established. Any decision to engage in exploratory drilling or other activities on any of these properties will be dependent in part on the evaluation of data compiled by petroleum engineers, geologists and geophysicists and obtained through geophysical testing and geological analysis.

Reservoir engineering, geophysics and geology are not exact sciences and the results of studies and tests used to make such evaluations are sometimes inconclusive or subject to varying interpretations. As such, there is no certain way to know in advance whether any of our prospects will yield oil and natural gas in commercial quantities. Further, it is possible that we will participate in the drilling of more dry holes than productive wells or that all or substantially all of the wells drilled will be dry holes. The drilling of dry holes on prospects in which we have an interest could adversely affect their values and our decision to undertake further exploration and development drilling of such prospects. It is not certain or predictable whether, and no assurance can be made that, the wells drilled on the properties in which we have an interest will be productive or, if productive, that we will recover all or any part of our investment in the properties. In summary, our participation in future drilling activities may not be successful and, if unsuccessful, such failure may negatively impact our revenues and have a material adverse effect on our results of operations and financial condition. Furthermore, as of December 31, 2013 we have net capitalized costs totaling approximately $23 million as proved and unproved oil and gas properties and gas processing plant. Should our future drilling activities be unsuccessful, we may then be required to record an impairment charge equal to a portion of, or all, of the capitalized costs resulting in an immediate adverse impact on our results of operations and financial position.

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

Until such time as the properties in which we own interests are generating sufficient cash flow to fund planned capital expenditures, we will be required to raise additional capital through the issuance of additional securities, debt and/or otherwise sell or farm-out interests in our oil and natural gas properties to third parties. If and when the properties in which we own interests become productive and have adequate reserves, we may borrow funds to finance our future oil and natural gas operations and exploratory and development drilling activities. We may not be able to raise additional funds in the future from any source or, if such additional funds are made available to us, we may not be able to obtain such additional financing on terms acceptable to us. To the extent such funds are not available from any of those sources, our operations and activities will be limited to those operations and activities we can afford with the funds then available to us. Our larger competitors, by reason of their size and relative financial strength, may be more easily able to access capital markets than us.

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

The global financial markets experienced volatility in the past few years, including diminished liquidity and credit availability. We believe these conditions have adversely impacted our financial position as of December 31, 2013 and our liquidity for the twelve months ended December 31, 2013.  Our financial condition and performance could be further negatively impacted if there is further deterioration in financial markets and major economies.

We are subject to a number of operational risks beyond our control against which we may not have, or be able to obtain insurance.

Our operations are subject to the many risks and hazards incident to exploring and drilling for, and producing and transporting, oil and natural gas, including among other risks:

●	blowouts, fires, craterings, pollution and equipment failures that may result in damage to or destruction of wells, pipelines, producing formations, production facilities and equipment;

●	damage to pipelines, facilities and properties caused by hurricanes, tornados, floods and other natural disasters;

●	personal injuries or death due to accidents, human error or acts of God;

●	unavailability of materials and equipment to drill and complete or re-complete wells; unfavorable weather conditions; engineering and construction delays;

●	unfavorable regulatory conditions resulting in delays;

●

fluctuations in product markets and prices; proximity and capacity of pipeline, and trucking or termination facilities to our oil and natural gas reserves; hazards resulting from unusual or unexpected geological or environmental conditions; environmental regulations and requirements;

●	accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, remediation and clean-up costs; and

●	political instability and civil unrest, insurrections or disruptions in foreign countries in which some of our interests are located.

If one or more of these events occurs, we could incur substantial liabilities to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition and results of operations, or we could lose properties in which we have capitalized as proved and unproved oil and gas properties and gas processing plant as of December 31, 2013.

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

Environmental legislation may require that we:

●	acquire permits before commencing drilling;

●	restrict spills, releases or emissions of various substances produced in association with our operations;

●	limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas;

●	take reclamation measures to prevent pollution from former operations;

●	take remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remedying contaminated soil and groundwater;

●	take remedial measures with respect to property designated as a contaminated site.

There is inherent risk of incurring environmental costs and liabilities in connection with our operations due to our handling of natural gas and other petroleum products, air emissions and water discharges related to our operations, and historical industry operations and waste disposal practices.  The costs of any of these liabilities are presently unknown but could be significant.  We may not be able to recover all or any of these costs from insurance

We are not presently aware of any environmental liabilities or able to predict the ultimate cost of liabilities not yet recognized.  We have not established a separate reserve fund for the purpose of funding any possible future environmental liability.  As a result, we may not be able to satisfy these obligations, if they occur.  Any such costs incurred will be funded out of our cash flow from operations.  If we are unable to fully fund the cost of remedying an environmental obligation, we might be required to suspend operations or enter into interim compliance measures pending satisfaction of the liability, which could have an adverse affect on our financial condition and results of operations.  We have recorded an asset requirement obligation in connection with the estimated future costs to plug certain wells at our Madisonville Project in Texas upon abandonment totaling $75,000 as of December 31, 2013.

The effects of future environmental legislation on our business are unknown but could be substantial.

Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. Changes in, or enforcement of, environmental laws may result in a curtailment of our production activities, delays in commencement of drilling operations, or a material increase in the costs of production, development drilling or exploration, any of which could have a material adverse effect on our financial condition and results of operations or prospects. In addition, many countries, as well as several states in the United States have agreed to regulate emissions of “greenhouse gases.”  Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas, are greenhouse gases.  Regulation of greenhouse gases could adversely impact some of our operations and demand for products in the future.

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

The United States Department of Transportation has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.”  The regulations require operators to:

●	perform ongoing assessments of pipeline integrity;

●	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

●	improve data collection, integration and analysis;

●	repair and remediate the pipeline as necessary; and

●	implement preventive and mitigating actions.

Political and/or economic conditions could change in manners that negatively affect our operations and prospects.

Our business activities are subject to political and economic risks, including: loss of revenue, property and equipment as a result of unforeseen events like expropriation, nationalization, war, terrorist attacks and insurrection; increases in import, export and transportation regulations and tariffs, taxes and governmental royalties; renegotiation of contracts with governmental entities; changes in laws and policies governing operations of foreign-based companies; exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations; laws and policies affecting foreign trade, taxation and investment; and the possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

Terrorist attacks could have an adverse effect on our oil and natural gas operations, especially overseas.

To date, our operations have not been disrupted by terrorist activity. It is uncertain how terrorist activity will affect us in the future, or what steps, if any, governments may take in response to terrorist activities. The attack on the New York World Trade Center in 2001 and the subsequent wars in Afghanistan and Iraq and continued political unrest in the Middle East increase the likelihood that U.S. citizens and U.S. owned interests may be targeted by terrorist groups operating both in the United States and in foreign countries.

We could lose our ownership interests in our properties due to a title defect of which we are not presently aware.

As is customary in the oil and gas industry, only a perfunctory title examination, if any, is conducted at the time properties believed to be suitable for drilling operations are first acquired. Before starting drilling operations, a more thorough title examination is usually conducted and curative work is performed on known significant title defects. We typically depend upon title opinions prepared at the request of the operator of the property to be drilled. The existence of a title defect on one or more of the properties in which we have an interest could render it worthless and could result in a large expense to our business. Industry standard forms of operating agreements usually provide that the operator of an oil and natural gas property is not to be monetarily liable for loss or impairment of title. The operating agreements to which we may become a party to could provide that, in the event of a monetary loss arising from title failure, the loss shall be borne by all parties in proportion to their interest owned.

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

While no assurances can be given that our current management resources will enable us to succeed as planned, a loss of one or more of our current directors, officers or key employees could severely and negatively impact our operations and delay or preclude us from achieving our business objectives. We could suffer the loss of key individuals for one reason or another at any time in the future. Stuart Doshi has over 40 years of experience in the oil and gas industry. There is no guarantee that we could attract or locate another individual with similar skills or experience to carry out our business objectives. We maintain “key man” insurance with respect to our Chief Executive Officer, Stuart Doshi.

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

As of December 31, 2013 our directors and officers beneficially own approximately 8% of our outstanding common stock. This shareholding level will allow the directors, officers and certain beneficial owners to have a significant degree of influence on matters that are required to be approved by shareholders, including the election of directors and the approval of significant transactions. The short-term interests of our directors, officers and certain beneficial owners may not always be aligned with the long-term interests of our public shareholders, and vice versa. Because our directors, officers and certain beneficial owners have a significant degree of influence on matters that are required to be approved by our shareholders, they could influence the approval of transactions.

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

Risks associated with our liquidity.

In 2014 we will need to raise capital.  Due to our liquidity issues, funds may not be available, or may be available only on unfavorable terms. Due to the decrease in our stock price, we may need to sell more shares to raise the same amount of money than we would have in the past, resulting in greater dilution to existing shareholders than would be the case if our stock price was higher and this trend could continue.  We have scheduled exploratory and development well drilling and workover activity during 2014 and future periods on our proved and unproved properties. It is anticipated that these activities together with others that we may undertake will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities; however, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

●	sell working interests and assets in the Madisonville operations to other parties;

●	farm-out our interest in proposed wells;

●	forfeit our interest in wells that are proposed to be drilled; and/or

●	reduce general and administrative expenses.

Further, considering our liquidity issues, we may have to resort to raising capital or selling assets on less favorable terms than may otherwise be available.

Risks Related to Our Common Stock

The shareholding position of holders of our common stock could be diluted by future issuances and conversions of other securities.

If our options and warrants are exercised for common shares, holders of our common stock will experience immediate and, depending on the magnitude of the exercises, substantial dilution. As of March 31, 2014, there are 68,491,074 shares of our common stock outstanding, 5,370,027 shares of our Series B Preferred stock outstanding, 5,062,205 shares of our common stock are issuable upon exercise of warrants and 955,000 shares of our common stock are issuable upon exercise of options.

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

Our financial statements are reported in U.S. dollars and all of our revenue, and most of our operating costs, are currently denominated in U.S. dollars; however, we have operations outside the United States where our operating costs will be denominated in local currencies. Fluctuations in exchange rates may increase our relative cost of operating and may therefore have a negative effect on our financial results.

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

Our common shares have been trading on either the OTCQB or NYSE MKT (formerly the American Stock Exchange) since February 15, 2007. We cannot foresee the degree of liquidity that will be associated with our common shares. A holder of our common shares may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The purchase and sale of relatively small common share positions may result in disproportionately large increases or decreases in the price of our common shares. A trade involving a large number of common shares could have an exaggerated effect on the reported market price of our common shares.

Our stock price may fluctuate significantly.

The stock market in general and the market for oil and natural gas exploration companies have experienced price and volume fluctuations that are often unrelated or disproportionate to the operating results or asset values of companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance. The market price of our common stock could also fluctuate significantly as a result of:

●	actual or anticipated quarterly variations in our operating results and our reserve estimates;

●	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;

●	announcements relating to our business or the business of our competitors;

●	conditions generally affecting the oil and natural gas industry, including changes in oil and natural gas prices;

●	speculation in the press or investment community;

●	general market and economic conditions;

●	the success of our operating strategy; and

●	the operating and stock price performance of other comparable companies.

The sale of large numbers of our common stock may depress the market price of our common stock.

The sale of a substantial number of shares of our common stock in the public market, or the perception that substantial sales may occur, could cause the market price of our common stock to decrease. Substantially all of the shares of our common stock are freely transferable or will be transferable in compliance with restrictions under the Securities Act of 1933, as amended.  In 2014, we will need to raise additional working capital and investors may be subject to further dilution if we sell additional common shares or issue additional common shares in connection with future financings. If a significant number of our common shares are sold in the public market, the market price of our common shares could be depressed. This could hamper our ability to raise capital by issuing additional equity securities.

We will continue to incur significant expenses as a result of being a public company, which may negatively impact our financial performance.

We have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC, the NYSE MKT and the OTCQB have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations has increased our expenses, including our legal and accounting costs, and made some activities more time-consuming and costly. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Furthermore, any additional increases in legal, accounting, insurance and certain other expenses that we may experience in the future could negatively impact our financial performance and have a material adverse effect on our results of operations and financial condition .

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office, consisting of 4,201 square feet, is located at 150 California Street, Suite 600, San Francisco, CA 94111. Approximately one half of our office space has been subleased to a third party.

Description of the Properties

Our current oil and natural gas exploration, appraisal and development drilling activities are focused in two distinct project areas as follows:

●	United States—Texas (East Texas) and California (onshore San Joaquin basin)

●	Australia—onshore in two permit areas located in the South Perth basin.

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

The Madisonville Field is a geologic feature encompassing approximately 5,800 acres at the Rodessa limestone at approximately 11,800 feet of depth. A 3-D seismic program shot in early 1998 confirmed the size of the structure and slightly increased its size over earlier interpretations. Our working interest covers the Rodessa Formation at approximately 11,800 feet of depth. In addition, we own a working interest in certain leases which cover depths below the Rodessa Formation.

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

In July 2005, Madisonville Gas Processing LP (“MGP”) purchased the natural gas treatment plant from Hanover and purchased the gathering pipelines upstream of the gas treatment plant from Gateway. In December 2008, we purchased the gas treatment plant and related gathering pipelines from MGP. The effective date of the acquisition was December 31, 2008 and the current owner of the Plant is GeoPetro’s wholly-owned, indirect subsidiary, Madisonville Midstream.

The existing Plant is capable of operating with a processing capacity of approximately 18 MMcf/d of inlet gas. Plans are to expand the Plant’s processing capacity to 30 MMcf/d.

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

Subject to approval of drilling permits, we anticipate that a well will be drilled, either by us or through a farm-out arrangement with a third party, to a depth of 15,000 to 18,000 feet in 2015.

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

●	initial cash consideration of $175,000 was received on November 19, 2007;

●

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

●	a Petroleum Sales Royalty Payment equal to 25% of the future annual earnings before interest, taxes, depreciation and amortization from the property interests up to a total amount of $2,200,000.

Proved Reserves Disclosures

Internal Controls Over Reserves Estimates

Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

The Company engaged the independent petroleum engineering firm, MHA Petroleum Consultants LLC (“MHA”) to prepare the Company’s reserve estimates at December 31, 2013 and 2012. MHA is a Denver based group of multiple professional engineers and geologists providing a wide range of technical services to the petroleum industry.  Within MHA, the technical persons primarily responsible for preparing the estimates set forth in the MHA reserves report incorporated herein are Ms. Leslie O’Connor and Mr. Dennis Holler.  Ms. O'Connor has been practicing consulting petroleum engineering at MHA since 2006, and has over 30 years of practical experience in petroleum engineering, with over 17 years experience in the estimation and evaluation of reserves. Mr. Holler has been practicing consulting petroleum geology at MHA since 2001.  Mr. Holler has over 38 years of practical experience in petroleum geology, with over 28 years experience in the estimation and evaluation of reserves. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geosciences evaluations as well as applying SEC and other industry reserves definitions and guidelines. MHA evaluated properties representing 100% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”), for all periods presented below. Senior members of our management review the final reserve report to ensure the accuracy and completeness of all inputs into the report. MHA’s report to management, which summarizes the scope of work performed and its conclusions, has been included in this report as Exhibit 99.1.

Proved Undeveloped (PUD) Reserves

As of December 31, 2013, our PUDs totaled 9.1 Bcf of natural gas.

●	PUD Locations - 100% of our PUDs at year-end 2013 were associated with the Madisonville Field.

●	Development Costs - Estimated future development costs relating to the development of PUDs are projected to be approximately $5.5 million and $4.3 million in 2014 and 2015 respectively.

●	Drilling Plans - Our PUD development is scheduled in 2014 and 2015. Initial production from the PUD reserves is expected to begin in 2014.

Proved Oil and Gas Reserves

The 2013 and 2012 reserve estimates were prepared by MHA and are part of their reserve reports on our oil and natural gas properties. MHA’s estimates were based on a review of geologic, economic, ownership and engineering data that we provided. In estimating the reserve quantities that are economically recoverable, MHA used simple arithmetic average of the natural gas price in effect on the first day of each month in 2013 and 2012. All of our proved reserves are attributable to our Madisonville Project in Madison County, Texas.

Our estimated total net proved reserves of oil and natural gas as of December 31, 2013 and 2012, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables.

	DECEMBER 31,
	2013 (MMcf)	2012 (MMcf)
Proved developed producing	—	—
Proved developed non-producing	9,984	9,126
Proved undeveloped	9,054	8,663
Total	19,038	17,789

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

See “Glossary of Oil and Natural Gas Terms”

Standardized Measure of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced.  Future cash flows for the 2013 & 2012 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month in the respective years to estimated annual future net production from proved gas reserves. The price assumptions used for natural gas are indicated below. Future development drilling and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results:

	YEAR ENDED DECEMBER 31,
	2013	2012
	(in thousands)
Future cash inflows	$64,680	$44,045
Future production costs	(14,733)	(10,555)
Future development costs	(10,990)	(10,916)
Future income taxes	—	—
Future net cash flows	38,957	22,574
10% annual discount	(9,884)	(6,426)
Standardized measure of discounted future net cash flows	$29,073	$16,148

The standardized measure values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

Pricing Assumptions

SEC regulations require that the gas price used for the December 31, 2013 and 2012 MHA reserve reports is the simple arithmetic average of the natural gas price in effect on the first day of each month in 2013 and 2012 respectively. These prices are projected without inflation for the life of the wells included in the reserve reports. The pricing assumptions are listed below and represent the un-weighted average price for natural gas delivered based upon the Houston Ship Channel price, as adjusted, before any reductions for transportation and processing fees:

AVERAGE PRICE	AVERAGE PRICE
2013 REPORT	2012 REPORT
Gas ($/MMBtu)	Gas ($/MMBtu)

$3.31	$2.46

Acreage and Productive Wells

The following table sets forth our ownership interest in undeveloped acreage, developed acreage and productive wells in the areas indicated where we own a working interest as of December 31, 2013. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in gross acres or wells. Productive wells are wells in which we have a working interest and that are capable of producing natural gas or oil. Wells that are completed in more than one producing horizon are counted as one well.

	Undeveloped acreage		Developed acreage		Producing Wells		Non-Producing Wells
Acreage Holdings	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross	Net	Gross	Net

Texas	706	706	2,027	2,027	3	3	1	1
California	1,280	1,280	—	—	—	—	—	—
Total	1,986	1,986	2,027	2,027	3	3	1	1

The following table sets forth as of December 31, 2013, the expiration periods of the gross and net undeveloped acreage:

	United States
	Gross	Net
Twelve months ended
December 31, 2014	1,986	1,986
December 31, 2015	—	—
December 31, 2016 and thereafter	—	—
	1,986	1,986

Volumes, Prices and Production Costs

Substantially all of our production is derived from our Madisonville Project in Madison County, Texas. The following table sets forth information with respect to our production volumes, average prices received and average production costs for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2013	2012
Production:
Natural gas (MMcf) (1)	—	161
Natural gas (MMcf/d) (1)	—	0.44

Average Sales Prices
Natural gas ($per Mcf) (2)	$—	$2.18

Lease Operating Expense
($per Mcf) (3)	$—	$1.65

(1)

Production volumes for 2013 and 2012 represent actual plant throughput. The Company did not have any production for the year ended December 31, 2013 due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

(2)

The sales price reflected for the years ended December 31, 2013 and 2012 represents the sales price realized before deducting treatment, gathering and transportation costs, and is based on plant throughput.

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

PART II

Item 5. Market for the Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

Market Information.  Our common stock trades on OTCQB under the symbol “GEOR”. Prior to August 21, 2013, our common stock traded on NYSE MKT under the symbol “GPR”.

The range of high and low closing prices for our Common Stock for each quarterly period from January 1, 2012 through December 31, 2013 as reported by OTCQB or NYSE MKT, whichever was applicable, is as follows:

	OTCQB (NYSE MKT)
	High	Low
2013
Fourth Quarter	$0.05	$0.02
Third Quarter	$0.07	$0.03
Second Quarter	$0.09	$0.04
First Quarter	$0.12	$0.07
2012
Fourth Quarter	$0.11	$0.06
Third Quarter	$0.16	$0.07
Second Quarter	$0.21	$0.11
First Quarter	$0.27	$0.19

On March 28, 2014, the closing sale price for the Common Stock as reported by OTCQB was $0.05 per share.

Holders. On March 28, 2014, the number of holders of record of our common stock was 320.

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

The holders of Series B preferred stock are entitled to receive ratably such cash dividends, as were declared from time to time by the board of directors out of funds legally available therefore and, when declared, dividends were paid at the rate of $0.06 per share per annum, paid on a calendar quarter basis.  During 2013, we accrued $322,445 in dividends associated with the Series B preferred stock, of which $0 had been paid as of December 31, 2013.

Use of Proceeds

On our registration statement on Form S-1 (Reg. No. 333-135485) we registered up to 16,499,991 shares of our common stock, no par value per share, including 5,943,105 shares of common stock issuable upon exercise of warrants and options, for resale by selling shareholders. The registration statement was declared effective by the SEC in February 2007. The offering commenced in February 2007 and has not terminated. On our registration statement on Form S-1 (Reg. No. 333-146557) we registered up to 2,002,599 shares of outstanding common stock and the resale of up to 780,857 shares of common stock issuable upon exercise of warrants, for resale by selling shareholders. The registration statement was declared effective by the Securities and Exchange Commission in October 2007. The offering commenced in October 2007 and has not terminated. We will not receive any proceeds from the sale of our common stock by the selling shareholders under the registration statements.

If all warrants and options to acquire our common stock are exercised, we will realize cash proceeds of approximately $4,447,948. Any proceeds realized therefrom are expected to be used for general working capital purposes and the Texas and California properties.

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

Unregistered Sales of Securities

In January 2013, we agreed to rescind a unit subscription agreement. Units were originally priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitled the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units originally sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  The Company reacquired the common shares and warrants in exchange for a non-interest bearing unsecured note for $250,000 which matures in July 2014.

During the period of January through March 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $305,000, and represented the sale of 3,050,000 common shares and 1,525,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

During the period of January through April 2013, Stuart J. Doshi, President and CEO, advanced to the Company loans totaling $200,000.  In connection with these notes, the Company issued 40,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.09 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $90,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

During the period of April through July 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $148,000, and represented the sale of 1,850,000 common shares and 925,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In May 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $5,000.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.35 for a period of three years.

During the period of May through June 2013, the Company issued promissory notes in the amount of $85,000. In connection with these notes, the Company issued 17,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years.

In June 2013, a Company Director advanced to the Company a loan in the amount of $50,000.  In connection with this note, the Company issued 10,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.35 for a period of three years.

In June 2013, we agreed to issue 360,000 units in exchange for services rendered. Units were valued at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate value for the units issued was $28,800, and represented the issuance of 360,000 common shares and 180,000 warrants.  We agreed to grant “piggyback” registration rights to the holder with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the holder acquired in the transaction.

During the period of August through November 2013, Stuart J. Doshi, President and CEO, advanced to the Company loans totaling $81,000.  In connection with these notes, the Company issued 16,200 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.10 for a period of three years.

During the period of September through December 2013, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $200,000, and represented the sale of 4,000,000 common shares.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock.

In November 2013, we agreed to issue 300,000 units in exchange for services rendered. Units were valued at $0.06 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years. The total aggregate value for the units issued was $18,000, and represented the issuance of 300,000 common shares and 150,000 warrants.  We agreed to grant “piggyback” registration rights to the holder with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the holder acquired in the transaction.

During the period of January through March 2014, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $575,000, and represented the sale of 11,500,000 common shares.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock.

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

Business Overview

We are an oil and gas company in the business of exploring and developing oil and natural gas reserves on a worldwide basis. Since inception, we have conducted leasehold acquisition, exploration and drilling activities on our North American and international prospects. These projects currently consist of mineral leases and exploration permits that give us the right to explore for, develop and produce oil and natural gas. Some of these properties are in the exploration, appraisal or development drilling phase and have not begun to produce revenue from the sale of oil and natural gas.

Our objective is to increase shareholder value by profitably growing our reserves, production, revenue, and cash flow by focusing primarily on our projects in Texas, California and certain new venture opportunities.

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2014. We expect the majority of our capital expenditures in 2014 will be for the Madisonville Project and will approximate $6.2 million. These capital expenditures will only be incurred if additional financing is available.

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves and/or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices. As of December 31, 2013, the Madisonville Field remains shut-in. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production.

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing. As of March 31, 2014, MCW has yet to complete the Parent Financing contemplated by the Merger Agreement. Since the merger did not close by September 30, 2013, either party may terminate the Merger Agreement.

Results of Operations

	For The Years Ended December 31,
	2013	2012
Consolidated Statement of Operations:
Revenues	$—	$351,082
Plant operations	273,932	1,036,549
Lease operations	147,447	191,615
General and administrative	1,785,111	1,963,053
Depreciation and depletion	11,311	195,110
Impairment of oil and gas properties	366,320	620,656
Loss from operations	(2,584,121)	(3,655,901)
Net loss	(2,925,383)	(3,935,302)
Net loss applicable to common shareholders	$(3,247,828)	$(4,260,682)

Revenue and Operating Trends

 For the year ended December 31, 2013, we did not generate any revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to the continued temporary shut-in of the Madisonville Field due to low natural gas prices.

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during 2014. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase. The Company also has plans to expand the natural gas treatment plant capability from the current design capacity of 18 MMcf/d to 30 MMcf/d.

While there can be no assurance, our goal is to complete the expansion to the plant and increase the production rates from our wells which may result in higher net production and increased revenue in the latter half of 2014 and 2015 as compared to 2013 and prior periods. To accomplish the plant expansion we will need to raise capital in 2014. Due to our liquidity concerns, funds may not be available, or may not be available on favorable terms. If we are unable to raise the necessary capital, we may have to delay our plans for expansion or reduce the scope of our operations.

Industry Overview

Natural gas prices have historically been volatile.  During 2013, the price for natural gas remained weak as an increase in production from shale gas, in conjunction with another relatively mild winter, continued to negatively affect natural gas prices. These factors led to natural gas prices falling to 10-year lows in 2012. The Houston Ship Channel price, the index price prevailing in the locale of our Madisonville Project in Madison County, Texas, as of December 31, 2013 was $4.34 per Mcf versus $3.35 per Mcf as of December 31, 2012. Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage.

Company Overview

Our net loss applicable to common shareholders for the year ended December 31, 2013 was $3,247,828. From our inception through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through December 31, 2013 of $52,977,441.  The Company did not generate any revenue for the year ended December 31, 2013 due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Comparison of Results of Operations for the year ended December 31, 2013 and 2012

We had no gross natural gas revenues for the year ended December 31, 2013. Gross natural gas revenues for the year ended December 31, 2012 were $351,082. During this 2012 period, the sales of natural gas from our wells amounted to 161,377 Mcf and our average natural gas price realized was $2.18 per Mcf. .The decrease in revenues was due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Plant operating expenses for the year ended December 31, 2013 were $273,932 as compared to $1,036,549 for the year ended December 31, 2012.  The decrease in plant operating expenses of $762,617 or 74% was primarily attributable to the suspension of plant operations as a result of the continued temporary shut-in of the Madisonville Field. Since the Company planned for an extended shut down, it was able to significantly reduce expenses. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the year ended December 31, 2013 were $147,447. Lease operating expenses for the year ended December 31, 2012 were $191,615. Our average lifting cost for this 2012 period was $1.19 per Mcf. The decrease in total lifting cost of $44,168 or 23% was primarily attributable to the suspension of operations as a result of the continued temporary shut-in of the Madisonville Field.

General and administrative expenses (“G&A”) for the year ended December 31, 2013 were $1,785,111 as compared to $1,963,053 for the year ended December 31, 2012. The decrease in G&A of $177,942 or 9% was primarily attributable to reduced expenses for share-based compensation due to options expiring and lower salary expense due to a reduction in the number of employees.

Depreciation, depletion and amortization expense ("DD&A") for the year ended December 31, 2013 was $11,311 as compared to $195,110 for the year ended December 31, 2012.  The 94% decrease was primarily attributable to reduced depreciation and depletion as a result of the continued temporary shut-in of the Madisonville Field. During the shut-in of the Madisonville facility, depreciation is suspended.

Impairment expense for the year ended December 31, 2013 was $366,320 as compared to $620,656 for the year ended December 31, 2012. The 2013 impairment was primarily a result of the lease expiration in connection with the Swan Hills Project in Alberta, Canada. The 2012 impairment was primarily a result of terminated negotiations with the Indonesian government for an extension of the Bengara II Production Sharing Contract.

Interest expense for the year ended December 31, 2013 was $345,250 as compared to $295,620 for the year ended December 31, 2012.  The increase in interest expense was primarily attributable to the increase in notes payable to related parties.

Net loss before taxes for the year ended December 31, 2013 was $2,923,783 as compared to $3,925,638 for the year ended December 31, 2012. The decrease in the comparable net loss before taxes was primarily attributable to lower plant operating expenses as a result of the continued temporary shut-in of the Madisonville Field.

Recent Developments

In January 2013, the Company engaged Burr Pilger Mayer, Inc. as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2012.

In January 2013, we agreed to rescind a unit subscription agreement. Units were originally priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitled the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units originally sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  The Company reacquired the common shares and warrants in exchange for a non-interest bearing unsecured note for $250,000 which matures in July 2014.

During the period of January through March 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $305,000, and represented the sale of 3,050,000 common shares and 1,525,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

During the period of January through April 2013, Stuart J. Doshi, President and CEO, advanced to the Company loans totaling $200,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 40,000 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years.

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

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.09 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $90,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

During the period of April through July 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $148,000, and represented the sale of 1,850,000 common shares and 925,000 warrants.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In May 2013, Stuart J. Doshi, President and CEO, advanced to the Company a loan in the amount of $5,000.  The note bears interest at 10% per annum and is payable on demand.  In connection with this note, the Company issued 1,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.35 for a period of three years.

During the period of May through June 2013, the Company issued promissory notes in the amount of $85,000. The notes bear interest at 8% per annum and mature in December 2013. In connection with these notes, the Company issued 17,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years.

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

In June 2013, we agreed to issue 360,000 units in exchange for services rendered. Units were valued at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate value for the units issued was $28,800, and represented the issuance of 360,000 common shares and 180,000 warrants.  We agreed to grant “piggyback” registration rights to the holder with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the holder acquired in the transaction.

On August 12, 2013, the Company received a letter from the Exchange stating that the Panel is denying the Company's appeal.  Accordingly, the Exchange suspended trading in the Company's common stock on August 20, 2013, in accordance with Section 1204(d) of the Company Guide. The Company’s common stock commenced trading on the OTCQB marketplace on August 21, 2013 under the trading symbol “GEOR”.

During the period of August through November 2013, Stuart J. Doshi, President and CEO, advanced to the Company loans totaling $81,000.  The notes bear interest at 10% per annum and are payable on demand.  In connection with these notes, the Company issued 16,200 warrants to purchase our common stock.  Each warrant entitles the holder to acquire one common share at a price of $0.10 for a period of three years.

In September 2013, the Company issued a promissory note in the amount of $20,000. The note bears interest at 8% per annum and matures in November 2013.

During the period of September through December 2013, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $200,000, and represented the sale of 4,000,000 common shares.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock.

In November 2013, we agreed to issue 300,000 units in exchange for services rendered. Units were valued at $0.06 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years. The total aggregate value for the units issued was $18,000, and represented the issuance of 300,000 common shares and 150,000 warrants.  We agreed to grant “piggyback” registration rights to the holder with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the holder acquired in the transaction.

In December 2013, the Company issued a convertible promissory note in the amount of $10,000. The note bears interest at 5% per annum and matures in January 2015. The payee has the option to convert the outstanding principal amount into common stock of GeoPetro at a conversion price of $0.05 per share.

During the period of January through March 2014, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $575,000, and represented the sale of 11,500,000 common shares.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock.

Liquidity and Capital Resources

We had a working capital deficit of $8,034,168 at December 31, 2013 versus $4,200,568 at December 31, 2012. Our working capital deficit increased during the year ended December 31, 2013 primarily due to the reclassification of debt from long term to current and increases in our trade payables.

Our cash balance at December 31, 2013 of $10,857 compared to a cash balance of $59,432 at December 31, 2012. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2012	$59,432
Sources of cash:
Cash provided by investing activities	63,275
Cash provided by financing activities	1,194,000
Total sources of cash including cash on hand	1,316,707

Uses of cash:
Cash used by operating activities	(1,101,831)
Cash used in investing activities	(204,019)
Total uses of cash	(1,305,850)

Cash balance at December 31, 2013	$10,857

Net cash used in operating activities of $1,101,831  and $2,000,278 for the years ended December 31, 2013 and 2012 respectively are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities through December 31, 2013 principally through issuances of common shares and warrants, issuances of preferred shares, issuances of promissory notes, and the exercise of common share purchase warrants and options. These financings are summarized as follows:

	For the Years Ended December 31,
	2013	2012

Proceeds from issuance of common shares and warrants, net	$743,000	$360,000
Proceeds from promissory notes	115,000	—
Repayments of promissory notes	—	(75,000)
Proceeds from related party notes	336,000	565,000
Net cash provided by financing activities	$1,194,000	$850,000

During 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced between $0.10 and $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $543,000, and represented the sale of 5,900,000 common shares and 2,950,000 warrants. During 2013, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $200,000, and represented the sale of 4,000,000 common shares.

During 2013, the Company issued promissory notes in the amount of $105,000. The notes bear interest at 8% per annum and mature between November and December 2013. In 2013, the Company issued a convertible promissory note in the amount of $10,000. The note bears interest at 5% per annum and matures in January 2015. The payee has the option to convert the outstanding principal amount into common stock of GeoPetro at a conversion price of $0.05 per share.

During 2013, Stuart J. Doshi, President and CEO, advanced to the Company loans totaling $286,000.  The notes bear interest at 10% per annum and are payable on demand.  In 2013, a Company Director advanced to the Company a loan in the amount of $50,000.  The note bears interest at 10% per annum and matures in June 2014.

During 2012, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced between $0.25 and $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $360,000, and represented the sale of 2,100,000 common shares and 1,050,000 warrants.

During 2012, Stuart J. Doshi, President and CEO, advanced to the Company loans totaling $565,000. The notes bear interest at 10% per annum and are payable on demand.

In 2012 we paid $75,000 in repayment of promissory notes.

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties and the gas treatment plant. These investments totaled $204,019, and $244,705 for the years ended December 31, 2013 and 2012, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital and capital expenditures requirements for the foreseeable future. Additional financing is required to carry out our business plan. See “Outlook for 2014/2015 Capital” for a description of our expected capital expenditures for 2014/2015. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. As noted in “Recent Developments,” we periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

Since its inception, GeoPetro has participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and has participated in seismic surveys and the drilling of test wells on its undeveloped properties.  In December 2008, we acquired a natural gas treatment plant in East Texas.  Exploratory and development drilling is scheduled during 2014 and future periods on GeoPetro’s undeveloped properties and expansion is planned on the natural gas treatment plant.  The planned expansion at the natural gas treatment plant and the exploration activities together with others that may be entered into exceed the existing working capital of GeoPetro.  Management will need to raise additional equity and/or debt capital, to finance its continued activities.  Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures and operating expense through the end of 2014, but there can be no assurance that management will be successful in raising sufficient additional equity and/or debt capital.  If additional financing is not available, GeoPetro will be compelled to reduce the scope of its business activities including, but not limited to, the following:

●	Selling working interests and assets in its Madisonville operations to other parties;

●	Farming-out its interest in proposed wells;

●	Forfeiting its interest in wells that are proposed to be drilled and/or;

●	Reducing general and administrative expenses;

As discussed in the “Outlook for 2014/2015 Capital”, we are forecasting capital expenditures of $6.4 million during 2014. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farm-out certain of our projects.  Additionally, as a result of our liquidity concerns, we may have difficulty raising sufficient funds to meet our projected funding requirements.  See Item 1A.- “Risk Factors — Risks Related to Our Business”.

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

Outlook for 2014/2015 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $6,350,000 during the year 2014, allocated as follows:

1.

Madisonville Project, Madison County, Texas — Approximately $6,150,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover; $1,500,000 toward the fracture stimulation and hook up costs of the Wilson Well; and $4,000,000 for expansion of the gas treatment plant.

2.	California— Approximately $200,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in our ability to achieve our 2014 cash flow projections. See “Liquidity and Capital Resources.”

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

Income Taxes

As of December 31, 2013, GeoPetro had net operating loss (NOL) carryforwards of approximately $42,030,000 for federal income tax purposes which begin to expire in 2018.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

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

The Company also has approximately $12,510,000 of California net operating losses and approximately $670,000 of Alaska net operating losses which begin to expire in 2012 and 2026, respectively. In accordance with ASC 718, a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $318,224 of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

A significant change in our ownership may limit our ability to use these NOL carryforwards. ASC 740, Accounting for Income Taxes (formerly Statement of Financial Accounting Standards No. 109), requires that the tax benefit of such net operating loss be recorded as an asset. At December 31, 2013, we had net deferred tax assets of approximately $20,143,000 related to the NOL and other temporary differences. We have recorded a full valuation allowance of $20,143,000 at December 31, 2013 due to uncertainties surrounding the realizability of the deferred tax asset.

Off Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2013, our off-balance sheet arrangements and transactions include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Financial Instruments

We currently have no natural gas price financial instruments or hedges in place. Similarly, we have no financial derivatives. Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, other gas financial instruments or financial derivatives in 2014.

Impact of Inflation & Changing Prices

As the following table illustrates, average sales prices of natural gas have changed in the past two years. This has led to changes in revenues and earnings from operations:

	For the Years Ended December 31,
	2013	2012
Average Sales Prices per Mcf (1)	$—	$2.18
Net Production Volume Mcf (1)	—	161,377
Revenues (1)	$—	$351,082
Loss from Operations (2)	$(2,584,121)	$(3,655,901)

(1)	The Company did not generate any sales for the year ended December 31, 2013 due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

(2)	Loss from operations includes $366,320 and $620,656 in impairment expense in 2013 and 2012, respectively.

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

The following discusses the accounting estimates that are critical in determining the reported financial results:

Oil and Gas Properties — We follow the full cost method of accounting for oil and gas producing activities as prescribed by U.S. GAAP and, accordingly, capitalize all costs incurred in the acquisition, exploration, and development drilling of proved oil and gas properties, including the costs of abandoned properties, dry holes, geological and geophysical costs, and lease rentals. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of proved oil and gas properties is computed on the units of production method based on all proved reserves on a country by country basis. Unproved oil and gas properties are assessed for impairment either individually or on an aggregate basis. The net capitalized costs of proved oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

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

Stock Based Compensation — The Company has a stock-based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable within five years and expire five years after the grant date. We measure and record stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility.  We record the compensation expense ratably over the requisite service period defined in the award.  The Company recorded $258,194 and $422,999 of stock-based employee compensation for the twelve months ended December 31, 2013 and 2012, respectively.

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

Interest Rate Risk. Interest rates on future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. We do not currently utilize hedging contracts to protect against interest rate risk

Item 8. Financial Statements and Supplementary Data

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Vice-President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.  Based on this evaluation, we have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in   Internal Control - Integrated Framework.   Based on our assessment, we believe that as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

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

Name	Age	Position with GeoPetro (1)

Stuart J. Doshi(2)	68	Chairman of the Board, President and Chief Executive Officer
David V. Creel(3)	74	Director
Thomas D. Cunningham(4)(5)	65	Director
David G. Anderson(4)(5)	61	Director
Christopher T. Czuppon(4)(5)	37	Director

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

(2)	Executive Officer.

(3)	Executive Officer for a portion of 2013.

(4)	Member of the Audit Committee.

(5)	Independent, in accordance with the rules of the NYSE MKT.

Stuart J. Doshi. Mr. Doshi, 68, has been actively engaged in the oil and gas business for the past 44 years. Mr. Doshi began his oil and gas career with Natomas Company in 1970. He held various positions of increasing responsibility in planning, corporate development and financial management with Natomas. Mr. Doshi's activities covered international oil and gas exploration and production, domestic oil and gas exploration and production, geothermal energy production, coal production and petroleum trading and marketing companies.  After leaving Natomas in 1985, Mr. Doshi served as a Senior Vice President of Energy Sources Group until 1988. Mr. Doshi then served as Vice President of Pan Pacific Petroleum, Inc. from 1988 to 1991. Immediately prior to forming GeoPetro, Mr. Doshi was the Managing Director of Sierra Overseas Corporation. Mr. Doshi founded GeoPetro in 1994 and has served as a director and our President and Chief Executive Officer since our inception and as Chairman of the Board since March 1998. Mr. Doshi is a graduate of the University of San Francisco with a Bachelor's Degree in Finance and the University of California, Santa Barbara with a Master's Degree in Economics.

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

David V. Creel. Mr. Creel, 74, has 49 years oil and gas experience as a petroleum exploration geologist. Mr. Creel held various geological and supervisory positions in Libya during his eleven-year career with AMOSEAS (the operator for CALTEX Petroleum). Mr. Creel was also the Exploration Manager of the Rocky Mountain Region and Canada for Ladd Petroleum Company; Exploration Manager of the Rocky Mountain Region for Kilroy Company of Texas; and President of Aztec Resources Corporation. Since 1995, Mr. Creel worked as an independent geologic consultant and in June 1998 he joined GeoPetro as Vice President of Exploration. Mr. Creel has served as a director of GeoPetro since October 2001. Mr. Creel is a graduate of the University of Notre Dame with a Bachelor's degree in Geology and the University of Tulsa with a Master's degree in Geology.

Mr. Creel was an officer and Vice President of Exploration for GeoPetro from 1998 to 2013 and has served as a member of our Board for more than 10 years. Based on his experience at Ladd Petroleum Company and AMOSEAS, which is described above, Mr. Creel is able to deliver important geological and technical insights to our management and other directors on our various oil and gas projects, which are both developmental and exploratory in nature.  His prior experience in exploring diverse geologic basins in both the US and internationally for oil and gas enables him to lend expertise with respect to our geographically diverse portfolio of oil and gas assets.

Thomas D. Cunningham. Mr. Cunningham, 65, has 37 years of experience in general management, with expertise in mergers and acquisitions, foreign exchange, sales, financial analysis and personnel management. Most recently, he has served as Senior Vice President of OfficePower L.L.C., a privately owned company in the distributed generation business. Prior to joining OfficePower Inc. , Mr. Cunningham served as Executive Vice President and Chief Financial Officer of Microban International, Ltd., a seller and licensor of branded additives from 2000 to 2003. From 1997 to 2000, Mr. Cunningham was a member of the Board and Executive Vice President of EMCOR Group, Inc. Prior to EMCOR, Mr. Cunningham was with Swiss Army Brands Inc. from 1994 to 1997, where he served on the Board of Directors and as Executive Vice President and Chief Financial Officer. Prior to that position, Mr. Cunningham spent 21 years with J.P. Morgan & Co., in various positions of increasing responsibility and last served as Managing Director in the Corporate Banking Group. Mr. Cunningham has served as a director of GeoPetro since April 2000. Mr. Cunningham is a graduate of Harvard College with a Bachelor's degree in Economics and Columbia University with a Master's degree in Business Administration.

Mr. Cunningham has been a member of our Board for 14 years, and has provided independent leadership to our Board as our Audit Committee Chairman. In addition to having extensive historical knowledge of GeoPetro and its business, Mr. Cunningham brings to the Board a wide range of experience with respect to senior management and corporate finance which supports the Board's management oversight role as well as its commitment to oversee and direct corporate strategy.  In recognition of Mr. Cunningham's skills in overseeing GeoPetro's financial reporting as well as his overall leadership abilities, his fellow directors elected him as Chairman of the Audit Committee.

David G. Anderson. Mr. Anderson, 61, became Vice Chairman of Dundee Securities Ltd. in November 2009. Prior to that time, he was a Senior Vice President and director of Dundee Securities Corporation where he has managed the firm's investment banking and capital markets activities since 1998. Mr. Anderson began his career with the National Energy Board of Canada in 1976 and later was employed by Amoco Production Company from 1978 to 1986 in its Calgary, Chicago and Houston offices. In 1987, Mr. Anderson returned to Canada with Midland Doherty and later joined BBN James Capel where he was the Managing Director from 1988 to 1995. From 1995 to 1998, Mr. Anderson was a partner and Managing Director with another investment dealer, Loewen, Ondaatje, McCutcheon Limited. Mr. Anderson has served as a director of GeoPetro since March 2006. Mr. Anderson is a graduate from the University of Manitoba with a Master's degree in Business Administration and Bachelor's degree in Arts.

Mr. Anderson has been a member of our Board for 8 years, and currently serves on our Audit Committee.  Mr. Anderson provides the Board with a combination of historical industry perspective and an extensive understanding of the industry's current challenges and opportunities, both as an investment banker and experienced business person in our industry. Mr. Anderson brings extensive senior management and capital markets experience including acquisitions, divestitures, spin-offs, and cross-border transactions.  His expertise is valuable in directing corporate strategy.

Christopher T. Czuppon.  Mr. Czuppon, 37, is the Managing Director of CC Natural Resource Partners, LLC and has held that position from 2009 to present. He has 14 years of experience in the energy corporate finance industry focusing his efforts in exploration and production, oilfield services, midstream, electric power and renewable and alternative fuels. Specifically, he has worked in the energy industry on the investment banking, business development and direct private investment aspects of the business. Prior to founding CC Natural Resource Partners, Mr. Czuppon was employed by Energy Capital Solutions, an energy focused investment bank, from February 2004 until March 2009.  Mr. Czuppon served as lead banker and an integral deal team member on financing and advisory mandates as well as new business development for micro-cap and small-cap energy companies. Mr. Czuppon's transaction experience for public and private companies includes 15 M&A transactions totaling $1.0 billion in value, 41 private placement transactions totaling $1.2 billion in total capital raised and 24 senior and mezzanine debt transactions totaling $1.2 billion in total debt capital raised.  Mr. Czuppon was an Analyst with the Hunt Oil Company's business development and energy private equity group focusing on midstream oil and gas, oilfield services, and power transactions from 2003 to 2004. Prior to his role with the Hunt Oil Company, Mr. Czuppon worked for the Hunt Power Company as a financial analyst in a similar capacity.  The Board has determined that he is an "audit committee financial expert" as defined by SEC rules.  Mr. Czuppon earned a B.A. in economics from the University of Texas at Austin with concentrations in money and banking and public finance.

Mr. Czuppon has been a member of our Board for 4 years, and currently serves on our Audit Committee.  Mr. Czuppon's acumen in corporate finance brings additional vigor and sharpness to our Board of Directors.  Mr. Czuppon has a strong background in providing financial transactional services on a wide range of corporate matters including mergers and acquisitions, private placements, debt and equity financings.  His expertise is valuable to us in the execution of our corporate strategy.

Executive Officers

The following table provides information regarding our executive officers, their ages, the year in which each first became an officer of the Company and descriptions of their backgrounds.

Name

Stuart J. Doshi (68)
President, CEO and Chairman (a)

Dale W. Dvoracek (49)
Vice President of Finance (b)

(a)	Information regarding the executive officer is provided under “Directors.”

(b)	Dale W. Dvoracek was appointed as the Company's Principal Accounting Officer in October 2011 and currently serves as the Company’s Vice President of Finance.

Legal Proceedings

Currently, no director or executive officer is a party to any legal proceeding adverse to the interests of the Company.  Additionally, no director or executive officer has an interest in any proceeding adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC").  Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.  Based on a review of such reports we believe that during our fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were timely complied with.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, executive officers and directors. Our code of business conduct and ethics is posted on our website, www.geopetro.com, under the Investor Relations section.  In addition, a copy of the code of business conduct and ethics will be provided without charge upon request to the Corporate Secretary, GeoPetro Resources Company, 150 California Street, Suite 600, San Francisco, CA 94111.  We intend to disclose any future amendments to certain provisions of our code of business conduct and ethics, or waivers to such provisions, applicable to our directors and executive officers, at the same location on our website identified above.  The inclusion of our website address herein does not include or incorporate by reference the information on our website.

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

Company Leadership Structure

Stuart Doshi serves as both the principal executive officer and board chairman.  We believe this board leadership structure is appropriate given the specific characteristics and circumstances of the Company.  Specifically, we believe it is appropriate due to the relatively small size of the Company (i.e. less than $100 million in assets) and the fact that Mr. Doshi possesses the critical historical and institutional knowledge of the Company's projects and the complex multi-jurisdictional contractual arrangements governing them.  We believe any discussions concerning the strategic direction of our Company should be conducted with this knowledge, insight and experience. In his capacity as Chairman, Mr. Doshi has the following responsibilities:

●	Calls meetings of the Board,

●	Chairs meetings of the Board and the Annual Shareholders' Meeting,

●	Establishes Board meeting schedules and agendas,

●	Ensures that information provided to the Board is timely, complete, and accurate,

●	Communicates with all directors on key issues and concerns outside of Board meetings, and

●	Represents the Company to and interacts with shareholders and employees.

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

Committees of the Board of Directors

We have an Audit Committee of the Board of Directors which complies with the rules of the NYSE MKT and the SEC.  Our Audit Committee charter is available on our website, www.geopetro.com, under the investor relations section. The inclusion of our website address herein does not include or incorporate by reference the information on our website.

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

Our Audit Committee charter requires that the Audit Committee oversee our corporate accounting and financial reporting processes. The primary duties of our Audit Committee are to, among other things:

●	evaluate our independent auditors' qualifications, independence and performance;

●	determine the engagement and compensation of our independent auditors;

●	approve the retention of our independent auditors to perform any audit and permissible non-audit services;

●	monitor the rotation of partners of the independent auditors on our engagement team as required;

●	review our consolidated financial statements;

●	review our critical accounting policies;

●	meet with our management periodically to consider the adequacy of our internal controls and procedures for financial reporting;

●	establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

●	review on an ongoing basis and approve related party transactions;

●	prepare the reports required by the rules of the SEC to be included in our annual proxy statement;

●	discuss with our management and our independent auditors the results of our annual audit and the review of our quarterly consolidated financial statements.

Audit Committee Report (1)

Our Audit Committee currently consists of three directors, Thomas Cunningham, Christopher Czuppon and David Anderson. Messrs. Cunningham, Czuppon and Anderson are independent as defined by the rules of the NYSE MKT and the SEC. Each member of the Audit Committee meets the financial literacy and experience requirements of the SEC and NYSE MKT rules. Mr. Cunningham serves as the chairperson of the Audit Committee and Christopher Czuppon is an "audit committee financial expert" under applicable SEC rules. We have adopted an Audit Committee charter that satisfies applicable SEC and NYSE MKT rules.  The Committee met five times during fiscal year 2013 to fulfill its responsibilities.

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

In this context, the Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended December 31, 2013 with management and Burr Pilger Mayer Inc. ("Burr Pilger Mayer"), the Company's independent auditor. The Committee discussed with Burr Pilger Mayer matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1.AU Section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  In addition, the Committee has received the written disclosures and the letter from Burr Pilger Mayer required by the applicable requirements of the Public Company Accounting Oversight Board regarding Burr Pilger Mayer’s communications with the Audit Committee concerning independence.  The Audit Committee discussed their independence with them and satisfied itself of the independence of the independent registered public accountants. The Committee considered the effects that the provision of non-audit services may have on the auditor's independence.

Based on the reviews and discussions referred to in this report, and subject to the limitations on the role and responsibilities of the Committee referred to in its charter, the Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

The independent directors' duties include:

●	establishing overall employee compensation policies and recommending to our Board of Directors major compensation programs;

●	reviewing and approving the compensation of our corporate officers and directors, including salary, bonus awards and stock option grants;

●	administering our various employee benefit, pension and equity incentive programs;

●	reviewing executive officer and directors indemnification and insurance matters;

●	managing and reviewing employee loans; and

●	preparing a report on executive compensation for inclusion in our annual report and, as applicable, our proxy or information statement.

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

Nominating Committee

We do not have a Nominating Committee and, as such, we do not have a Nominating Committee charter. The Board of Directors believes that it is in the best interest of the Company to permit all independent directors to fully participate in the director nomination process. In accordance with the rules of the NYSE MKT, director nominees are selected, or recommended to the Board of Directors for selection, by a majority of independent directors. The independent directors do not have a policy that considers diversity when identifying nominees for director. In addition, the independent directors' duties include:

●	establishing standards for service on our Board of Directors and nominating guidelines and principles;

●	identifying individuals qualified to become members of our Board of Directors and recommending director candidates for election to our Board of Directors;

●	considering and making recommendations to our Board of Directors regarding its size and composition, committee composition and structure and procedures affecting directors;

●	establishing policies regarding the consideration of any director candidates recommended by our shareholders, and the procedures to be followed by shareholders in submitting such recommendations;

●	evaluating and reviewing the performance of existing directors; and

●	monitoring our corporate governance principles and practices and making recommendations to our Board of Directors regarding governance matters, including our articles of incorporation, bylaws and charters of our committees.

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

We have adopted procedures by which shareholders may recommend director candidates for membership to our board.  Each shareholder recommending a person as a director candidate must provide the Company at its principal executive offices with the following information in order for the independent directors to determine whether the recommended director candidate is independent from the shareholder or each member of the shareholder group that has recommended the director candidate:

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

Meetings of the Board and the Committees of the Board

During 2013, the Board of Directors held ten regular meetings.  In 2013, the Audit Committee held five regular meetings.  All of the directors attended 100 percent of the meetings of the Board and of the committee on which they served during that period, except David Anderson who attended ninety percent of the Board meetings and all of the Audit Committee meetings due to scheduling conflicts.  Mr. Anderson was briefed by Mr. Doshi on these occasions.   Directors are expected to attend our annual meeting of shareholders.

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

Oversight of Risk Management

The Company is exposed to a number of risks and undertakes enterprise risk management reviews to identify and evaluate these risks and to develop plans to manage them effectively. The Company's executive officers are directly responsible for the Company's enterprise risk management function and report to the Board of Directors. Although not inclusive, a list of items considered generally includes:

●	accurate and complete financial reporting,

●	rules and regulations of OTCQB,

●	environmental and safety issues,

●	safeguarding of Company assets,

●	adequacy of insurance protection,

●	compliance with all credit facility covenants, and

●	employee relations issues.

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

●	base salaries;

●	stock option grants; and

●	cash bonuses.

In establishing the compensation paid to our executives, we emphasize providing compensation that will: (1) motivate and retain executives and reward performance; (2) encourage our long term success; (3) encourage the long term enhancement of shareholder value; and (4) encourage the application of prudent decision making processes in an industry marked by volatility and high risk.

Historically, we have evaluated compensation paid to our executive officers based upon the following factors:

●	the growth in our oil and gas reserves and production;

●	cash flow;

●	the extent to which our executive officers have been successful in finding and creating opportunities for us to participate in attractive oil and gas projects;

●	the ability of our executives to formulate and maintain sound budgets for drilling ventures and other business activities;

●	our overall financial condition;

●	the extent to which proposed business plans are met; and

●

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

In establishing compensation for our executive officers, we do not rely on independent consultants to analyze or prepare formal surveys for us; however, we make informal comparisons of our executives' compensation with the compensation paid to executives of other publicly and privately held companies similar to ours. Companies included in our informal comparisons included companies in our deemed industry peer group including Kodiak Oil and Gas Corporation (KOG), GeoMet, Inc. (GMET), Double Eagle Petroleum Co. (DBLE), and Gasco Energy, Inc. (GSXN).  These companies are publicly-traded exploration and production companies. In addition, we take into account the fact that we do not provide significant perquisites and we provide no retirement plan or pension benefits to our executive officers.

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

During 2013 and 2012, salaries accounted for approximately 85% and 75% respectively of total compensation for the Chief Executive Officer.

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

●

Negotiating with Hanover Compression Limited Partnership and Gateway Processing Company the installation and construction of a new gas treatment plant and related pipelines which became operational in 2003 in the Madisonville Project, which was necessary in order to treat natural gas production from our wells in the Madisonville Field in Texas.

●

Arranging the sale of the gas treatment plant by Hanover to Madisonville Gas Processing, LP and the related commitment by MGP to expand the treating capacity of the plant from 18 million cubic feet of natural gas per day to 68 million cubic feet of natural gas per day.

●

Negotiating on favorable terms to the Company the purchase of the Madisonville gas treatment plant and related gathering pipelines in exchange for the assumption of secured bank debt, payment of certain outstanding payables and shares of GeoPetro's common stock.

●	The drilling of additional wells at the Madisonville Project in an industry environment affected by intense competition and shortages of available drilling rigs and associated goods and services.

●

On March 30, 2006, we completed an initial public offering in Canada, which consisted of 3,730,021 shares of common stock at an issue price of $3.50 per share and 519,500 shares of common stock issued on a "flow-through" basis under the Income Tax Act (Canada) at an issue price of $3.85 per share for aggregate gross proceeds of $15,055,149.

●

On September 29, 2006 we sold 70% of our interest in C-G Bengara to CNPCHK (Indonesia) Limited in exchange for a substantial financial commitment from CNPC to conduct exploration, appraisal and development activities on the Bengara II PSC production sharing contract in Indonesia.

●	The sale of an interest in October 2005 in another Indonesian production sharing contract for cash consideration of $2,400,000.

●	The settlement in June 2006 of all of our pending litigation related the Miller and Mejlaender lawsuits.

●

Approval of S-1 Registration Statement and the subsequent Company listing on the American Stock Exchange under the symbol "GPR" providing shareholders with a significant increase in liquidity and increase in trading volume.

●	Extending leases for the deep rights in Madisonville, Texas and the Lokern Project in the San Joaquin basin of California.

●	Completing a $7.7 million common stock offering at $3.85 per unit and satisfying subsequent registration requirements in May, 2008.

●

Completing, under difficult market conditions, financings totaling $1.8 million by issuing promissory notes and $5.5 million, net of offering costs, through the issuance of Series B Convertible Preferred Stock to accredited investors in 2009.

●	Selling our working interest in the Alaska Leases in the Cook Inlet Region of Alaska to Linc Energy (Alaska) Inc. for upfront cash and significant overriding royalty interests.

●	In 2010, raising an additional $2.3 million in equity capital and $0.675 million in debt on favorable terms.

●	Securing loan extensions and negotiating a lower interest rate with Bank of Oklahoma, National Association, and securing loan extensions with certain non-bank lenders.

●	Settling Devon Energy overriding royalty claims on favorable terms.

●	Completing a unit sale through a private placement for a total of $922,648 on favorable terms in March 2011.

●	Completing a unit sale through a private placement transaction for a total of $556,560 on favorable terms in June 2011.

●

The sale of certain idle and non-income producing plant equipment at the Madisonville Plant to Peregrine Midstream Partners LLC for a final sales price of $9,250,000.  As a result of this transaction, GeoPetro recognized a significant gain on the sale of the equipment of $4,069,640 in 2011.

●	Negotiating the terms of the proposed merger with MCW Energy Group Limited.

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

During 2013 and 2012, stock option equity incentives accounted for approximately 0% and 14% of total compensation of the Chief Executive Officer and approximately 0% and 7% of total compensation of the Vice President of Finance.  The Board determined that our named executive officers had a sufficient equity stake in GeoPetro, consisting of shares of common stock and/or existing options and warrants, to align their interests with GeoPetro's and our shareholders.

Bonuses for each of our named executive officers are discretionary.   In determining bonus amounts, our independent directors took into consideration that our named executive officers have significant equity interests in GeoPetro through direct ownership of shares or prior option grants, which already provide them with performance incentives.  During 2013 and 2012, no bonuses were granted to any of the named officers.  In future periods, in considering whether to award bonuses, we will consider such factors as enumerated above in determining overall compensation, with a particular emphasis on our profitability and financial condition.

We provide certain personal benefits to our Chief Executive Officer in the form of life and disability insurance. During both 2013 and 2012, personal benefits accounted for approximately 15% and 11% of total compensation for the Chief Executive Officer.

We do not have any established formal criteria to determine how decisions regarding one compensation element might affect decisions regarding other compensation elements or fit into our overall compensation objectives.

Mr. Doshi's employment agreement provides for substantial and immediate cash payments in the event of a change in control or termination. The amounts of, and the conditions precedent for, such payments are discussed in detail herein under "Potential Payments Upon Termination or Change in Control."

It is our conclusion that the amount and types of compensation currently being paid to our executive officers are sufficient to retain and motivate them, reward their performance and encourage their efforts to increase the value of our common stock for all shareholders. We did not pay bonuses for the last several years because of the Company's performance.

Compensation of Executive Officers

The following table sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer, our Vice President of Finance and our other most highly compensated executive officers whose total compensation exceeded $100,000 for services rendered during our 2013 and 2012 fiscal years. These officers are referred to as the named executive officers. No other executive officer received total compensation of more than $100,000 in the fiscal year ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Option Awards ($)	Total ($)
Stuart J. Doshi (1)	2013	31,250	(2)	—	5,444	(3)	—	36,694
President and	2012	200,000	(2)	—	30,024	(3)	36,727	266,751
Chief Executive Officer

Dale W. Dvoracek	2013	65,000	(4)	—	—		—	65,000
Vice President of Finance	2012	110,000	(4)	—	—		7,870	117,870

(1)	None of the named executive officers received any compensation for their services as a director during 2013 or 2012.

(2)

Mr. Doshi has deferred a portion of his base salary in 2013 and 2012. Additionally, none of Mr. Doshi's salary for 2013 or 2012 contained the annual inflation adjustment per the terms of his employment agreement. Mr. Doshi has deferred the annual inflation adjustment accrued for 2013 and 2012.

(3)	Represents an automobile allowance and life and disability insurance premiums paid on Mr. Doshi's behalf.

(4)	Mr. Dvoracek has deferred a portion of his base salary in 2013 and 2012.

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

Outstanding Equity Awards at Year-End 2013

The following table details information with respect to all options and warrants to purchase our common stock held by our named executive officers and outstanding on December 31, 2013.

Name	Number of Securities Underlying Unexercised Options Exercisable/Unexercisable			Option Exercise Price	Option Expiration Date

Stuart J. Doshi	70,000/	280,000	(1)	$0.16	8/31/2017
President and Chief Executive Officer

Dale W. Dvoracek	10,000/	15,000	(2)	$0.50	8/15/2016
Vice President of Finance	15,000/	60,000	(2)	$0.16	8/31/2017

(1)

Mr. Doshi has 280,000 common stock options which are not yet vested. The unvested common stock options will vest 20% of the original grant amount each year. Mr. Doshi must still be employed by us on the respective vesting date in order to vest his options, subject to certain exceptions. See "Potential Payments Upon Termination or Change in Control."

(2)

Mr. Dvoracek has 75,000 common stock options which are not yet vested. The unvested common stock options will vest 20% of the original grant amount each year. Mr. Dvoracek must still be employed by us on the respective vesting date in order to vest his options. However, if Mr. Dvoracek is terminated without cause, all unvested options shall immediately vest. See "Potential Payments Upon Termination or Change in Control."

Options Exercised and Stock Vesting in 2013

Our named executive officers did not exercise any stock options during our fiscal year 2013. None of our named executive officers holds any shares of restricted stock or any other stock awards subject to vesting requirements.

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

In the event of a change of control, if we do not renew Mr. Doshi's agreement, Mr. Doshi is terminated without cause, or Mr. Doshi terminates his employment due to our uncured, material breach of his employment contract, and assuming the triggering event took place on the last business day of the Company's last completed fiscal year, December 31, 2013, the potential post-employment benefits payable to Mr. Doshi are estimated as follows (estimates are based on the $0.02 closing market price of our common stock as quoted on OTCQB on December 31, 2013):

a.

With regards to outstanding commons stock options, since the December 31, 2013 market price was less than the option exercise price, no shares of the company's commons stock would be required to be issued as noted in the following table:

Number of options	Exercise price	Market price	# of shares
350,000	$0.16	$0.02	—

If the common stock to be delivered to him upon the triggering event have not been registered with the Securities and Exchange Commission so as to permit immediate resale, he shall instead receive an immediate cash payment equal to the market value of all vested stock options as noted in the following table:

Number of options	Exercise price	Market price	Market value of options
350,000	$0.16	$0.02	$—

b.	A cash payment equal to four times his 2013 salary of $450,389 and the aggregate amount of his bonuses of $0 for the last four fiscal years, for a total of $1,801,556, which is payable immediately.

c.	And an additional cash payment representing employment benefits equal to 20% of the amount calculated in paragraph (b) or $360,311, which is payable immediately.

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

Compensation of Directors

Director Compensation Table

The table below summarizes the compensation received by our non-employee directors for the year ended December 31, 2013.

		Fees Earned or Paid in Cash	Option Awards	Total
Name	Period	($)	($)	($)

Christopher Czuppon	2013	$—	$—	$—

Thomas Cunningham	2013	$—	$—	$—

David Anderson	2013	$—	$—	$—

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

Name	Position with GeoPetro

Stuart J. Doshi	Chairman, President and Chief Executive Officer
Thomas D. Cunningham	Director
David G. Anderson	Director
Christopher T. Czuppon	Director

Compensation Committee Report

The independent directors of the Board of Directors have reviewed and discussed the Compensation Discussion and Analysis appearing under "Executive Compensation and Related Information" included herein with management and, based on such review and discussions, the independent directors have recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the year ended December 31, 2013.

Respectfully submitted,

David G. Anderson
Thomas D. Cunningham
Christopher T. Czuppon

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

 Equity Compensation Plan Information

The following table summarizes all equity compensation plans including those approved by shareholders and those not approved by shareholders, as of December 31, 2013.

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(excluding securities reflected in column(a))

Equity compensation plans approved by shareholders	955,000	$0.29	4,045,000
Equity compensation plans not approved by shareholders	—	$—	—
	955,000	$0.29	4,045,000

(1)

In 2004, we implemented a new 2004 Stock Option and Appreciation Rights Plan (the "Stock Option Plan") providing for awards of incentive stock options, non-qualified stock options and stock appreciation rights. The Stock Option Plan replaced the Stock Incentive Plan as to new award grants effective in 2004 or thereafter to our directors, officers, employees and consultants. Amounts in the table do not include common stock warrants outstanding as of December 31, 2013, whereby investors may purchase up to an aggregate of 6,237,369 shares of our Common Stock, with a weighted average exercise price of $0.67. For additional details regarding warrants issued by the Company, see Note 9 Common Stock Warrants of the footnotes to the financial statements contained herein in our Annual Report on Form 10-K for the year ended December 31, 2013.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of March 31, 2014 by: (i) each person who is known by us to beneficially own more than 5% of any class of our voting stock; (ii) each of our named executive officers listed in the Summary Compensation Table, directors and director nominees; and (iii) all of our executive officers and directors as a group.

For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 31, 2014 upon the exercise of warrants or options or the conversion of preferred stock. Each beneficial owner's percentage is determined by assuming that options, warrants and convertible preferred stock that are held by that person regardless of price, but not those held by any other person, which are exercisable or convertible within 60 days from March 31, 2014 have been exercised or converted.

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

	Common Stock		Amount and Nature of Beneficial Ownership Series B Preferred Stock		Total
		% of		% of	Voting
Name of Beneficial Owner	Shares	Class (1)	Shares	Class	Power
Stuart J. Doshi President, Chief Executive Officer and Chairman (2)	3,364,598	5.0%	—	*	4.6%
Dale W. Dvoracek Vice President of Finance (3)	25,000	*	—	*	*
David G. Anderson Director (4)	101,000	*	—	*	*
David V. Creel Director (5)	287,272	*	—	*	*
Thomas D. Cunningham Director (6)	658,420	1.0%	—	*	*
Christopher T. Czuppon Director (7)	125,000	*	—	*	*
All executive officers, key persons and directors as a group (6 persons)	4,561,290	6.8%	—	*	6.3%

Certain Beneficial Owners
James A. Heller (8) 1160 Park Avenue New York, NY 10128	1,228,000	1.8%	866,669	16.1%	2.8%
Susan K. Heller (9) 1160 Park Avenue New York, NY 10128	330,500	*	1,400,002	26.1%	2.3%
AK Capital LLC (10) 220 Montgomery St # 810 San Francisco, CA 94104	*	*	325,000	6.1%	*

*	Less than 1.0%

(1)

For the purposes of calculating the percent of class beneficially owned by a holder, shares of common stock which may be issued to that holder within 60 days of March 31, 2014 are deemed to be outstanding.

(2)	Includes direct ownership of 3,294,598 common shares and stock options to purchase 70,000 common shares that are exercisable within 60 days of March 31, 2014.

(3)	Includes direct ownership of 0 common shares and stock options to purchase 25,000 common shares that are exercisable within 60 days of March 31, 2014.

(4)	Includes direct ownership of 75,000 common shares and stock options to purchase 26,000 common shares that are exercisable within 60 days of March 31, 2014.

(5)	Includes direct ownership of 267,272 common shares and stock options to purchase 20,000 common shares that are exercisable within 60 days of March 31, 2014.

(6)	Includes direct ownership of 632,420 common shares and stock options to purchase 26,000 common shares that are exercisable within 60 days of March 31, 2014.

(7)	Includes direct ownership of 75,000 common shares and stock options to purchase 50,000 common shares that are exercisable within 60 days of March 31, 2014.

(8)

Includes direct and indirect ownership of 875,000 common shares and warrants to purchase 353,000 common shares that are exercisable within 60 days of March 31, 2014, and 866,669 Series B preferred shares that are convertible into common shares within 60 days of March 31, 2014.

(9)

Includes direct and indirect ownership of 225,000 common shares and warrants to purchase 105,500 common shares that are exercisable within 60 days of March 31, 2014, and 1,400,002 Series B preferred shares that are convertible into common shares within 60 days of March 31, 2014.

(10)	Includes direct ownership of 325,000 Series B preferred shares that are convertible into common shares within 60 days of March 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

On January 23, 2007, our Board of Directors adopted a written Amended and Restated Audit Committee charter which provides that the Audit Committee shall review all related-party transactions and potential conflict of interest situations involving amounts in excess of $120,000 on an ongoing basis. Related party transactions include transactions between GeoPetro and:

●	Any of our directors or executive officers;

●	Any nominee for election as a director;

●	Any security holder who is known to us to own of record or beneficially more than five percent of any class of our voting securities; and

●	Any member of the immediate family of any of the foregoing persons.

The Audit Committee shall determine whether the terms of proposed related party transactions are at least as favorable to us as could be obtained through arm's length negotiations with unaffiliated third parties. In making such determinations, the Audit Committee shall consider, where practicable, some or all of the following factors:

●	Competitive bids;

●	Industry or market comparables;

●	Informal comparisons to similar transactions of other publicly and privately held companies similar to ours; and

●	Similar transactions entered into by the Company through arm's length negotiations with unaffiliated third parties.

GeoPetro did not enter into any related party transactions during 2012 or 2013 except the following:

Eric Doshi, Stuart Doshi's son, was employed as our Director of Planning and Investor Relations, and Corporate Secretary. He resigned in July 2012. We paid Eric Doshi $0 and $85,240 during 2013 and 2012 respectively, for his services. In October 2003, Eric Doshi was granted 100,000 options, now fully vested, exercisable to purchase common stock at $2.10 per share until October 1, 2013.  In addition, Eric Doshi was granted 50,000 options exercisable to purchase common stock at $4.28 per share exercisable until June 26, 2013.  The 50,000 options were granted on June 27, 2008 and vest ratably over five years.  These options were repriced to $0.50 effective July 19, 2010, which was at or above the trading price of our common stock on that date.  Eric Doshi's salary and stock option compensation, based on industry comparables, was at least as favorable to us as could have been obtained through arm's length negotiations with unaffiliated third parties.

During 2012, Stuart J. Doshi, President and CEO, advanced to the Company loans totaling $565,000. The notes bear interest at 10% per annum and are payable on demand. In connection with the notes, the Company issued 113,000 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. These loans were approved by the audit committee.

During 2013, Stuart J. Doshi, President and CEO, advanced to the Company loans totaling $286,000. The notes bear interest at 10% per annum and are payable on demand. In connection with the notes, the Company issued 57,200 warrants to purchase our common stock. Each warrant entitles the holder to acquire one common share at a price between $0.50 and $0.10 for a period of three years. These loans were approved by the audit committee.

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

Item 14. Principal Accountant Fees and Services

Fees Paid to Burr Pilger Mayer, Inc.

Burr Pilger Mayer, Inc. has been engaged as the Company's independent registered public accounting firm beginning in January 2013 and has been selected by the Audit Committee to conduct the audit of our consolidated financial statements as of and for the year ended December 31, 2013.  The following table lists the aggregate fees and costs billed by Burr Pilger & Mayer Inc. to the Company for the years ended December 31, 2013 and 2012:

	2013	2012
Audit fees (1)	$94,500	$64,205
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
	$94,500	$64,205

(1)

Audit fees consist of fees and expenses for professional services rendered in connection with the audit of our consolidated financial statements as of December 31, 2013 and December 31, 2012, quarterly reviews of our interim consolidated financial statements, and review of our registration statements.

(2)

Audit related fees consist of fees and expenses related to professional services that are reasonably related to the performance of the auditor review of our consolidated financial statements and consist primarily of consultations concerning financial accounting and reporting standards.  We have not incurred any such fees during 2013 or 2012.

(3)

Tax fees consist of fees and expenses related to the preparation of federal and state tax returns, tax advice and planning and related compliance matters.  We have not incurred any such fees during 2013 or 2012.

Fees Paid to Hein & Associates LLP

Hein & Associates LLP was the Company's independent registered public accounting firm from 2002 until November 2012.  The following table lists the aggregate fees and costs billed by Hein & Associates LLP to the Company for the year ended December 31, 2012:

2012
Audit fees (1)	$51,579
Audit related fees (2)	—
Tax fees (3)	—
All other fees	—
$51,579

(1)

Audit fees consist of fees and expenses for professional services rendered in connection with the audit of our consolidated financial statements as of December 31, 2012, quarterly reviews of our interim consolidated financial statements, and review of our registration statements.

(2)

Audit related fees consist of fees and expenses related to professional services that are reasonably related to the performance of the auditor review of our consolidated financial statements and consist primarily of consultations concerning financial accounting and reporting standards.  We have not incurred any such fees during 2012.

(3)

Tax fees consist of fees and expenses related to the preparation of federal and state tax returns, tax advice and planning and related compliance matters.  We have not incurred any such fees during 2012.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-4

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-6

	Notes to Consolidated Financial Statements	F-7

2.	All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or related notes.

3.

A list of exhibits filed or furnished with this report on Form 10-K (or-incorporated by reference to exhibits previously filed or furnished by GeoPetro) is provided in the Exhibit Index immediately following the financial statements in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

Signature	Title	Date

/s/ Stuart J. Doshi	Chairman of the Board, President	March 31, 2014
Stuart J. Doshi	and Chief Executive Officer

/s/ Dale W. Dvoracek	Vice-President of Finance	March 31, 2014
Dale W. Dvoracek

/s/ David V. Creel	Director	March 31, 2014
David V. Creel

/s/ Christopher T. Czuppon	Director	March 31, 2014
Christopher T. Czuppon

/s/ Thomas D. Cunningham	Director	March 31, 2014
Thomas D. Cunningham

/s/ David G. Anderson	Director	March 31, 2014
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

GEOPETRO RESOURCES COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-4

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7

Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

GeoPetro Resources Company

We have audited the accompanying consolidated balance sheets of GeoPetro Resources Company and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoPetro Resources Company and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring net losses that have resulted in an accumulated deficit of $53 million as of December 31, 2013.  Also, the Company has limited cash and working capital to fund its future operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 31, 2014

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$10,857	$59,432
Accounts receivable—other	16,644	5,460
Prepaid expenses	34,719	65,266
Total current assets	62,220	130,158

Oil and gas properties, at cost (full cost method)
Unproved properties	2,626,860	6,524,819
Proved properties	57,129,646	53,090,943
Gas processing plant	5,533,910	5,533,910
Less—accumulated depletion, depreciation and impairment	(41,991,589)	(41,625,269)
Net oil and gas properties	23,298,827	23,524,403

Furniture, fixtures and equipment, at cost, net of depreciation	17,398	28,709
Other assets	36,733	36,733
Total Assets	$23,415,178	$23,720,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$2,152,029	$1,346,510
Current portion of notes payable	2,907,987	944,950
Notes payable – related party	900,778	565,000
Interest payable	377,572	137,921
Preferred dividends payable	1,196,236	873,791
Other taxes payable	233,942	134,704
Royalty owners payable	327,844	327,850
Total current liabilities	8,096,388	4,330,726

Long Term Notes Payable	79,882	1,644,427
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	53,145	66,548
Total Liabilities	8,304,415	6,116,701

Commitments and Contingencies (Notes 2 and 10)	—	—

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,370,027 and 5,423,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively. Liquidation preference of $4,027,520 and $4,067,250 at December 31, 2013 and December 31, 2012, respectively.	3,833,872	3,873,602
Common stock, no par value; 100,000,000 shares authorized; 56,191,074 and 46,578,101 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	59,696,609	59,117,079
Additional paid-in-capital	4,557,723	4,342,234
Accumulated deficit	(52,977,441)	(49,729,613)
Total shareholders’ equity	15,110,763	17,603,302
Total Liabilities and Shareholders’ Equity	$23,415,178	$23,720,003

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012
Revenues
Natural gas sales	$—	$351,082

Costs and Expenses
Plant operations	273,932	1,036,549
Lease operations	147,447	191,615
General and administrative	1,785,111	1,963,053
Depreciation and depletion	11,311	195,110
Impairment of oil and gas properties	366,320	620,656
Total costs and expenses	2,584,121	4,006,983

Loss from operations	(2,584,121)	(3,655,901)

Other Income (Expense)
Other income	5,588	25,705
Interest income	—	178
Interest expense	(345,250)	(295,620)
Total other income (expense)	(339,662)	(269,737)

Loss Before Taxes	(2,923,783)	(3,925,638)

Income tax expense	(1,600)	(9,664)

Net Loss	(2,925,383)	(3,935,302)

Preferred stock dividend	(322,445)	(325,380)

Net Loss Applicable to Common Shareholders	$(3,247,828)	$(4,260,682)

Net Loss Per Common Share Basic and Diluted	$(0.06)	$(0.09)

Weighted average number of common shares outstanding basic and diluted	51,209,530	45,129,877

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2012	5,423,000	$3,873,602	44,253,101	$58,725,579	$3,942,640	$(45,468,931)	$21,072,890
Issuance of common stock and warrants for cash, net	—	—	2,100,000	360,000	—	—	360,000
Share-based compensation	—	—	225,000	31,500	391,499	—	422,999
Fair value of warrants issued in connection with notes payable	—	—	—	—	8,095	—	8,095
Net loss	—	—	—	—	—	(3,935,302)	(3,935,302)
Dividends on Series B preferred stock	—	—	—	—	—	(325,380)	(325,380)
Balances, December 31, 2012	5,423,000	3,873,602	46,578,101	59,117,079	4,342,234	(49,729,613)	17,603,302
Conversion of preferred stock to common stock	(52,973)	(39,730)	52,973	39,730	—	—	—
Issuance of common stock and warrants for cash, net	—	—	9,900,000	743,000	—	—	743,000
Rescission of common stock and warrants	—	—	(1,000,000)	(250,000)	—	—	(250,000)
Share-based compensation	—	—	660,000	46,800	211,394	—	258,194
Fair value of warrants issued in connection with notes payable	—	—	—	—	4,095	—	4,095
Net Loss	—	—	—	—	—	(2,925,383)	(2,925,383)
Dividends on Series B preferred stock	—	—	—	—	—	(322,445)	(322,445)
Balances, December 31, 2013	5,370,027	$3,833,872	56,191,074	$59,696,609	$4,557,723	$(52,977,441)	$15,110,763

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities

Net loss	$(2,925,383)	$(3,935,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	11,311	195,110
Share-based compensation expense	258,194	422,999
Amortization of debt discount	37,365	51,380
Impairment of oil and gas properties	366,320	620,656
Changes in operating assets and liabilities:
Accounts receivable	—	165,160
Other assets	19,363	31,632
Current liabilities	1,144,402	457,289
Other long term liabilities	(13,403)	(9,202)
Net cash used in operating activities	(1,101,831)	(2,000,278)

Cash Flows from Investing Activities

Additions to oil and gas properties	(204,019)	(230,817)
Proceeds from dispositions of oil and gas properties	63,275	523,786
Net cash provided by (used in) investing activities	(140,744)	292,969

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	743,000	360,000
Proceeds from promissory notes	115,000	—
Repayments of promissory notes	—	(75,000)
Proceeds from related party notes	336,000	565,000
Net cash provided by financing activities	1,194,000	850,000

Net Decrease in Cash and Cash Equivalents:	(48,575)	(857,309)

Cash and Cash Equivalents
Beginning of period	59,432	916,741
End of period	$10,857	$59,432

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$68,234	$122,889
Cash paid for income taxes	$9,664	$1,600

Non-Cash Transactions
Fair value of warrants issued in connection with promissory notes and private placements	$161,559	$77,932
Accrual of dividends on preferred stock	$322,445	$325,380
Conversion of preferred stock to common stock	$39,730	$—
Rescission of common stock and warrants	$250,000	$—
Fair value of warrants cancelled in connection with rescission of common stock	$40,070	$—

See accompanying notes to these consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information subsequent to December 31, 2013 is unaudited)

1.          ORGANIZATION AND BASIS OF PRESENTATION

GeoPetro Resources Company (“we,” “us,” “our,” “GeoPetro” or the “Company”) was originally incorporated as GeoPetro Company under the laws of the State of Wyoming in 1994 to participate in the oil and gas acquisition, exploration, development and production business in the United States and internationally. GeoPetro Company was subsequently merged into GeoPetro Resources Subsidiary Company, a California corporation, on June 28, 1996. GeoPetro’s name was then changed to GeoPetro Resources Company. GeoPetro’s corporate office is in San Francisco, California. The accompanying consolidated financial statements include the accounts of GeoPetro and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.          LIQUIDITY

As of December 31, 2013, GeoPetro had a cash balance of $10,857, a working capital deficit of $8,034,168 and an accumulated deficit of $52,977,441.  Further, GeoPetro generated net losses attributable to common shareholders of $3,247,828 and $4,260,682 during the years ended December 31, 2013 and 2012 respectively.  GeoPetro’s ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate additional financing or future revenue.  GeoPetro’s management continues to renegotiate the terms of its existing borrowing arrangements and raise additional capital through debt and equity issuances. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Since its inception, GeoPetro has participated as a working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and has participated in seismic surveys and the drilling of test wells on its undeveloped properties.  In December 2008, we acquired a natural gas treatment plant in East Texas.  Exploratory and development drilling is scheduled during 2014 and future periods on GeoPetro’s undeveloped properties and expansion is planned on the natural gas treatment plant.  The planned expansion at the natural gas treatment plant and the exploration activities together with others that may be entered into exceed the existing working capital of GeoPetro.  Management will need to raise additional equity and/or debt capital, to finance its continued activities.  Management believes that GeoPetro will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures and operating expense through the end of 2014, but there can be no assurance that management will be successful in raising sufficient additional equity and/or debt capital.  If additional financing is not available, GeoPetro will be compelled to reduce the scope of its business activities including, but not limited to, the following:

●	Selling working interests and assets in its Madisonville operations to other parties;

●	Farming-out its interest in proposed wells;

●	Forfeiting its interest in wells that are proposed to be drilled and/or;

●	Reducing general and administrative expenses;

As a result of the Company’s liquidity issues, it may be required to sell certain assets, including reserves and/or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices. As of December 31, 2013, the Madisonville Field remains shut-in. For the year ended December 31, 2012, 100% of the Company's revenue was derived from the natural gas production in the Madisonville Field.

As of December 31, 2013, Stuart J. Doshi, President and CEO, has advanced to the Company twenty-seven loans totaling $851,000.  The notes bear interest at 10% per annum and are payable on demand (Note 5).  As of December 31, 2013, a Company Director has advanced to the Company a loan in the amount of $50,000.  The note bears an annual rate of 10% and matures in June 2014 (Note 5).

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing. As of March 31, 2014, MCW has yet to complete the Parent Financing contemplated by the Merger Agreement. Since the merger did not close by September 30, 2013, either party may terminate the Merger Agreement.

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

Asset Impairment—Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center (country) do not exceed their fair value.  Impairment is recognized when the carrying value is greater than the discounted future cash flows.  In the event of impairment, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings. The present value of estimated future net revenues is computed by applying average oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. SEC rules require that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months. There was no impairment of proved oil and gas properties indicated at either December 31, 2013 or December 31, 2012.

For the unproved properties, the Company evaluates the possibility of potential impairment on a quarterly basis.  During the year ended December 31, 2013 approximately $366,320 of unproved property costs related to Canada exploration projects were reclassified to proved property and ceiling test impairment was recorded in the Canada full cost pool as the underlying leases have expired.  Also during the year ended December 31, 2013 approximately $3,710,658 of unproved property costs related to Alaska exploration projects were reclassified to proved property and due to the existence of proved reserves in the United States, no ceiling test impairment was recorded. During the year ended December 31, 2012 approximately $587,040 of unproved property costs related to Indonesia exploration projects were reclassified to proved property and ceiling test impairment was recorded in the Indonesia full cost pool as negotiations with the Indonesian government for an extension of the Bengara II Production Sharing Contract (“PSC”) have terminated. The PSC shall now be relinquished and allowed to expire in accordance with its terms. In addition, approximately $33,616 of unproved property costs related to Canada exploration projects were reclassified to proved property and ceiling test impairment was recorded in the Canada full cost pool.

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

	December 31,
	2013	2012
Asset retirement obligations, beginning of period	$75,000	$75,000
Liabilities incurred	—	—
Accretion expense	—	—
Asset retirement obligations, end of period	$75,000	$75,000

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

During the year ended December 31, 2012, substantially all of the Company’s natural gas production was sold to Luminant Energy Company, LLC.

There were no trade accounts receivable at December 31, 2013 or 2012.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable, oil and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 days.  No interest is charged on past-due balances.  Payments made on all accounts receivable are applied to the earliest unpaid items.  Trade accounts receivable are recorded at net realizable value. If the financial condition of GeoPetro’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. There was no allowance for doubtful accounts needed as of December 31, 2013 or 2012.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of GeoPetro’s financial instruments, including cash, accounts receivable, accounts payable and current portion of notes payable, the carrying amounts approximate fair value due to their maturities. As of December 31, 2013 and 2012, the Company has no financial instruments required to be measured at fair value on a recurring basis.

Share-Based Payments—The Company has a stock-based compensation plan that allows employees to purchase common shares of the Company. Option exercise prices approximate the market price for the common shares on the date the options were issued. Options granted under the plan are generally fully exercisable after five years and expire five to ten years after the grant date. The Company measures and records stock-based awards to directors, employees and consultants based on the grant-date fair value, determined using the Black-Scholes option pricing model with assumptions for: risk free interest rates, expected dividend yield, expected life of the option, and the expected volatility. The compensation expense was recorded ratably over the requisite service period defined in the award.  The Company recorded $258,194 and $422,999 of stock-based employee compensation for the twelve months ended December 31, 2013 and 2012, respectively. (Note 8)

Net Loss per Common Share—Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	Years Ended December 31,
	2013	2012
Stock options (Note 8)	955,000	3,445,000
Warrants (Note 9)	6,237,369	5,983,265
Convertible preferred stock, Series B	5,370,027	5,423,000

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for each of the years in the period ended December 31, 2013 and 2012 because their effects were antidilutive.

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

4.          SUMMARY OF OIL AND GAS OPERATIONS

Capitalized costs at year end and costs incurred relating to GeoPetro’s oil and gas properties are summarized as follows:

Capitalized costs as of December 31, 2013 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$50,294,183	$2,388,051	$1,361,817	$3,085,595	$57,129,646
Unproved properties	1,104,142	1,522,718	—	—	2,626,860
Gas processing plant	5,533,910	—	—	—	5,533,910
Less—accumulated depletion and impairment	(35,156,126)	(2,388,051)	(1,361,817)	(3,085,595)	(41,991,589)
Net capitalized costs	$21,776,109	$1,522,718	$—	$—	$23,298,827

Costs incurred for the year ended December 31, 2013 are as follows:

Exploration	$179,019	$—	$—	$—	$179,019
Development	25,000	—	—	—	25,000
Total costs incurred	$204,019	$—	$—	$—	$204,019

Capitalized costs as of December 31, 2012 are as follows:

	United States	Australia	Indonesia	Canada	Totals
Proved properties	$46,621,800	$2,388,051	$1,361,817	$2,719,275	$53,090,943
Unproved properties	4,635,781	1,522,718	—	366,320	6,524,819
Gas processing plant	5,533,910	—	—	—	5,533,910
Less—accumulated depletion and impairment	(35,156,126)	(2,388,051)	(1,361,817)	(2,719,275)	(41,625,269)
Net capitalized costs	$21,635,365	$1,522,718	$—	$366,320	$23,524,403

Costs incurred for the year ended December 31, 2012 are as follows:

Exploration	$149,037	$—	$—	$64,939	$213,976
Development	16,841	—	—	—	16,841
Total costs incurred	$165,878	$—	$—	$64,939	$230,817

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices. As of December 31, 2013, the Madisonville Field remains shut-in.

The Company sold certain oil and gas properties for approximately $50,000 and approximately $500,000 for the years ended December 31, 2013 and 2012, respectively.

The Company reclassified, from unproved properties, costs associated with United States projects of $3,710,658 to the full cost pool for the year ended December 31, 2013. Due to the existence of proved reserves in the United States, no ceiling test impairment was required to be recorded.

The Company reclassified costs associated with Indonesia projects of $587,040 to the full cost pool for the year ended December 31, 2012.  Considering that we do not have any proved reserves in Indonesia, those costs were immediately charged to impairment.

The Company reclassified costs associated with Canada projects of $366,320 and $33,616 to the full cost pool for the years ended December 31, 2013 and 2012, respectively.  Considering that we do not have any proved reserves in Canada, those costs were immediately charged to impairment.

The Company has proved undeveloped reserves included in the carrying value of its proved properties.  The Company is confident capital will be raised to further develop these reserves, however, if such capital is not raised, the Company may be required to impair the Proved property asset in the future.

Unproved Oil and Gas Properties—United States—As GeoPetro’s properties are evaluated through exploration, they will be included in the amortization base. The prospects and their related costs in unproved properties have been assessed individually and in 2013, the Company reclassified costs of $3,710,658 associated with its Alaska prospect to the full cost pool due to uncertainty regarding Linc Energy’s ability to develop the prospect.

Unproved properties in the United States as of December 31, 2013 consist primarily of exploration costs related to our California prospect. The cost basis of unproved properties in California as of December 31, 2013 is $1,104,142.

Costs incurred in connection with unproved properties in the United States during the year ended December 31, 2013 consisted primarily of exploration costs in connection with GeoPetro’s California prospect.  Subject to approval of drilling permits, drilling on the California prospect is anticipated to commence in 2015.

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

Unproved Oil and Gas Properties—Canada—Unproved costs incurred in Canada primarily represent costs in connection with the Swan Hills Project in Alberta, Canada. These leases expired in 2013. As a result, the Company has recorded an impairment charge of $366,320 to its oil and gas properties for the year ended December 31, 2013. For the year ended December 31, 2012, the Company recorded an impairment charge to its oil and gas properties of $33,616 for costs associated with an abandoned prospect.

Breakdown of Unproved Oil and Gas Properties—The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2013, by the period in which the costs were incurred:

	Totals	2013	2012	2011	2010 and Prior Years
Unproved property acquisition	$635,209	$—	$—	$—	$635,209
Exploration	1,991,651	179,019	149,037	66,277	1,597,318
Total	$2,626,860	$179,019	$149,037	$66,277	$2,232,527

Management expects that planned activities for the year 2014 will enable the evaluation of approximately 25% of the costs as of December 31, 2013. Evaluation of 30% of the remaining costs is expected to occur in 2015 with the remaining 45% in 2016 and beyond.

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

5.          Notes Payable and Related Party Notes Payable

Debt at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Current
Related party notes (a)	$901,000	$565,000
Promissory notes 12/08 (b)	850,000	—
Promissory notes 05/09 (c)	365,000	—
Promissory notes 06/09 (d)	300,000	—
Bridge notes 08/10, 10/10 (e)	900,000	900,000
Promissory note 09/10 (f)	150,000	75,000
Promissory note 01/13 (g)	250,000	—
Promissory notes 05/13, 06/13 (h)	85,000	—
Promissory note 09/13 (i)	20,000	—
Less discount on promissory notes	(12,235)	(30,050)
Net current notes payable	3,808,765	1,509,950

Long Term
Promissory notes 12/08 (b)	—	850,000
Promissory notes 05/09 (c)	—	365,000
Promissory notes 06/09 (d)	—	300,000
Bridge notes 08/10, 10/10 (e)	—	—
Promissory note 09/10 (f)	75,000	150,000
Promissory note 12/13 (j)	10,000	—
Less discount on promissory notes	(5,118)	(20,573)
Net Long term notes payable	79,882	1,644,427
Total	$3,888,647	$3,154,377

a)

During the year ended December 31, 2012, Stuart J. Doshi, President and CEO, advanced to the Company twelve loans totaling $565,000 which are payable on demand. The notes bear an annual rate of ten percent (10%), with such interest payable quarterly in arrears. These notes are secured by a first position deed of trust against the Company’s improved real property located in Madison County, Texas, commonly known as the Madisonville Gas Processing Plant site. In connection with these notes, the Company issued 113,000 warrants to purchase our common stock. The fair value of the warrants issued was $4,520 (Note 9), which has been recorded as a debt discount and will be amortized over the life of the note.  Since these notes are payable on demand, the debt discount was fully amortized in 2012. During the year ended December 31, 2013, Stuart J. Doshi, President and CEO, advanced to the Company fifteen loans totaling $286,000 which are payable on demand. The notes bear an annual rate of ten percent (10%), with such interest payable quarterly in arrears. These notes are secured by a first position deed of trust against the Company’s improved real property located in Madison County, Texas, commonly known as the Madisonville Gas Processing Plant site. In connection with these notes, the Company issued 57,200 warrants to purchase our common stock. The fair value of the warrants issued was $2,616 (Note 9), which has been recorded as a debt discount and will be amortized over the life of the note.  Since these notes are payable on demand, the debt discount has been fully amortized in 2013. During the year ended December 31, 2013, a Company Director advanced to the Company a loan in the amount of $50,000. The note bears an annual rate of ten percent (10%), with such interest payable at maturity, and matures in June 2014, In connection with this note, the Company issued 10,000 warrants to purchase our common stock. The fair value of the warrants issued was $508 (Note 9), which has been recorded as a debt discount and will be amortized over the life of the note.  Interest expense accrued on these notes for the year ended December 31, 2013 was $77,377.

b)

In December 2008, the Company issued four promissory notes totaling $1,050,000 with maturity dates in December 2011. The notes may be repaid at any time without penalty. The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears. In connection with the notes, the Company paid loan origination fees totaling $6,000 and granted three-year exercisable warrants to purchase 105,000 Common Shares and reissued 15,000 warrants at $1.00 per share. We also issued 150,000 warrants as a finder’s fee. The fair value of the warrants on the dates of issuance of $122,764 and the $6,000 of loan origination fees, were recorded as a debt discount and have been amortized over the life of the promissory notes. In February 2011, we extended the maturity on three separate notes totaling $850,000 to December 2012. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year. The fair value associated with the warrant extension was $4,370 (Note 9), which has been recorded as a debt discount and has been amortized over the extended life of the notes. In December 2011, one of the four original promissory notes for $200,000, and the accrued interest thereon, was paid in full. In May 2012, we extended the maturity on the three remaining notes totaling $850,000 to January 2014. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share. The fair value associated with the warrant extension was $1,766 (Note 9), which has been recorded as a debt discount and will be amortized over the extended life of the notes. As of December 31, 2013 the unamortized portion of the debt discount was $134.

c)

In May 2009, the Company issued two promissory notes totaling $365,000 with maturity dates in May 2012.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 36,500 Common Shares at $1.00 per share. The fair value of the warrants on the dates of issuance of $12,724 was recorded as a debt discount and has been amortized over the life of the promissory notes. In February 2011, we extended the maturity of the notes to May 2013. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year. The fair value associated with the warrant extension was $1,876 (Note 9), which has been recorded as a debt discount and will be amortized over the extended life of the notes. In May 2012, we extended the maturity on the notes to May 2014. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share. The fair value associated with the warrant extension was $971 (Note 9), which has been recorded as a debt discount and will be amortized over the extended life of the notes. As of December 31, 2013 the unamortized portion of the debt discount was $364.

d)

In June 2009, the Company issued two promissory notes totaling $300,000 with maturity dates in June 2010.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable quarterly in arrears.  In connection with the notes, the Company granted three-year exercisable warrants to purchase 30,000 Common Shares at $1.00 per share. The fair value of the warrants on the date of issuance of $7,537 was recorded as a debt discount and has been amortized over the life of the promissory notes.  In March 2010, these two notes were extended for an additional one year and the new maturity was June 2011.  In February 2011, we extended the maturity on the notes to June 2012.  In connection with the extension, the Company extended the warrants to purchase our common stock associated with these two notes for an additional year. The fair value associated with the warrant extension was $1,542 (Note 9), which has been recorded as a debt discount and has been amortized over the extended life of the notes. In May 2012, we extended the maturity on the notes to January 2014. In connection with the extension, the Company extended the warrants to purchase our common stock associated with these three notes for an additional year and reduced the exercise price to purchase the common shares from $1.00 to $0.50 per share. The fair value associated with the warrant extension was $839 (Note 9), which has been recorded as a debt discount and will be amortized over the extended life of the notes. As of December 31, 2013 the unamortized portion of the debt discount was $44.

e)

During the period of August through October 2009, the Company borrowed an aggregate of $950,000 pursuant to four separate bridge loans with maturity dates in August 2010 and October 2010.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of ten percent (10%), with such interest payable at maturity.  In connection with the issuance of these notes we issued 47,500 warrants to purchase our common stock. The fair value of the warrants on the dates of issuance of $24,162 was recorded as a debt discount and has been amortized over the life of the promissory notes.  During the period of August through October 2010, we partially repaid a promissory note in the amount of $50,000. We renewed three promissory notes totaling $180,000 with new maturity dates of August 2011 and renewed one promissory note in the amount of $720,000 with a new maturity date of October 2011.  Prior to the note renewals we repaid all outstanding accrued interest on the notes.  The terms of the renewed notes payable remain materially consistent those previously issued.  In connection with the issuance of these notes we issued a total of 95,000 warrants to purchase our common stock and recorded $36,000 in renewal fees. The fair value of the warrants on the date of issuance of $23,286, and the $36,000 renewal fees, were recorded as a debt discount and have been amortized over the life of the promissory notes.  During the period of August through October 2011, we renewed three promissory notes totaling $180,000 with new maturity dates of August 2013 and renewed one promissory note in the amount of $720,000 with a new maturity date of October 2013.  Prior to the note renewals we repaid all outstanding accrued interest on the notes. The terms of the renewed notes payable remain materially consistent those previously issued. In connection with the issuance of these notes we issued a total of 37,000 warrants to purchase our common stock and recorded $27,000 in renewal fees. The fair value of the warrants on the date of issuance of $5,374 (Note 9), and the $27,000 renewal fees, were recorded as a debt discount and were amortized over the life of the promissory notes.

f)

In September 2010, we issued a 5-year non-interest bearing note payable in the amount of $375,000 in connection with the execution of a settlement agreement. Payments are due as follows: $25,000 in March 2011, $50,000 in October 2011, and $75,000 each October thereafter until 2015.  Payments totaled $75,000 in the year ended December 31, 2012 and $0 in the year ended December 31, 2013.  An imputed interest rate of 10% per annum has been used to record a discount in connection with this note of $90,116, and is being amortized over the life of the note.  As of December 31, 2013 the unamortized portion of the debt discount was $16,588.

g)	In January 2013, the Company issued a non-interest bearing unsecured promissory note in the amount of $250,000 (Note 7). The note will mature in July 2014.

h)

During the period of May through June 2013, the Company issued two promissory notes totaling $85,000 with maturity dates in December 2013.  The notes may be repaid at any time without penalty.  The notes bear an annual rate of eight percent (8%), with such interest payable at maturity.  In connection with the notes, the Company issued 17,000 warrants to purchase our common stock. The fair value of the warrants issued was $971 (Note 9), which has been recorded as a debt discount and has been amortized over the life of the notes.

i)	In September 2013, the Company issued a promissory note in the amount of $20,000 with a maturity date of November 2013. The note bears an annual rate of eight percent (8%).

j)

In December 2013, the Company issued a convertible promissory note in the amount of $10,000 with a maturity date of January 2015.  The note bears an annual rate of five percent (5%), with such interest payable at maturity. The payee has the option to convert the outstanding principal amount into common stock of GeoPetro at a conversion price of $0.05 per share.

A schedule of Maturities of our Debt Obligations as of December 31, 2013 is as follows;

Maturity Date	2014	2015
January	$3,081,000	$10,000
May	365,000	—
June	50,000	—
July	250,000	—
October	75,000	75,000
Totals	$3,821,000	$85,000

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

The effective income tax rates for the years ended December 31, 2013 and 2012 were negligible, primarily due to the Company’s loss position and the deferred tax asset being 100% reserved.

The provision for income taxes consists of the following:

	2013	2012
Current
Federal	$—	$—
State	1,600	9,664
Foreign	—	—
Total	1,600	9,664
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—
Total Income Tax Provision	$1,600	$9,664

The actual income tax (benefit) expense differs from the expected tax (benefit) expense as computed by applying the U.S. Federal corporate income tax rate of 35% for each period as follows:

	2013	2012
Amount of expected tax benefit	$(1,023,324)	$(1,456,563)
Non-deductible expenses	6,914	3,560
Alternative minimum tax	—	—
State Taxes	1,600	9,664
Valuation allowance adjustments	1,016,410	1,453,003
	$1,600	$9,664

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	2013	2012
Deferred tax assets (liabilities)
Net operating loss carry forwards	$16,671,000	$14,150,000
Oil and gas property basis differences	3,662,000	3,662,000
Stock compensation	793,000	793,000
Other	(983,000)	(990,000)
Total deferred tax assets	20,143,000	17,615,000
Valuation allowance	(20,143,000)	(17,615,000)
Total net deferred taxes	$—	$—

As of December 31, 2013, GeoPetro had net operating loss (NOL) carryforwards of approximately $42,030,000 for federal income tax purposes which begin to expire in 2018.  If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating losses.

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

The Company also has approximately $12,510,000 of California net operating losses and approximately $670,000 of Alaska net operating losses which begin to expire in 2012 and 2026, respectively. In accordance with ASC 718, a portion of the state NOLs has similarly not been benefited for financial statement purposes as it relates to excess tax deductions which have not resulted in the reduction of income taxes payable. The benefit of such excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce state income taxes payable.

In addition, the Company has approximately $318,224,of carryforward credits in Texas, a portion of which may be utilized each year against Texas Margin Tax liability through 2027.

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

In January 2013, we agreed to rescind a unit subscription agreement. Units were originally priced at $0.25 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitled the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units originally sold was $250,000, and represented the sale of 1,000,000 common shares and 500,000 warrants.  The Company reacquired the common shares and warrants in exchange for a non-interest bearing unsecured note for $250,000 which matures in July 2014 (Note 5).

During the period of January through March 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $305,000, and represented the sale of 3,050,000 common shares and 1,525,000 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

In April 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.09 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $90,000, and represented the sale of 1,000,000 common shares and 500,000 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

During the period of April through July 2013, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.08 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $148,000, and represented the sale of 1,850,000 common shares and 925,000 warrants (Note 9).  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

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

During the period of September through December 2013, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $200,000, and represented the sale of 4,000,000 common shares.  We agreed to grant “piggyback” registration rights to the investor with respect to the shares of common stock.

In November 2013, we agreed to issue 300,000 units in exchange for services rendered. Units were valued at $0.06 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.25 for a period of three years. The total aggregate value for the units issued was $18,000, and represented the issuance of 300,000 common shares and 150,000 warrants (Note 9) and has been recorded as share-based compensation in the financial statements.  We agreed to grant “piggyback” registration rights to the holder with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the holder acquired in the transaction.

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

During the period of November through December 2012, we completed a unit sale through a private placement transaction to certain institutional and individual accredited investors. Units were priced at $0.10 per unit, and each unit consisted of one share of no par value common stock, and a one-half common share purchase warrant. Each one whole warrant entitles the holder to acquire one common share at a price of $0.50 for a period of three years. The total aggregate purchase price for the units sold was $110,000, and represented the sale of 1,100,000 common shares and 550,000 warrants (Note 9).  We agreed to grant "piggyback" registration rights to the investor with respect to the shares of common stock and common stock issuable upon exercise of the warrants which the investor acquired in the transaction.

Series B Preferred Stock— As of December 31, 2013, there are 5,370,027 shares of Series B Stock issued and outstanding.  The holders of Series B Stock are entitled to receive an annual dividend at the rate of $0.06 per share and are entitled to such number of votes per share as equals the number of common shares into which each share of Series B Stock is convertible. Each share of Series B Stock is convertible, at the option of the holder, into fully paid and non-assessable common shares on a one-for-one basis, subject to certain adjustments. The Series B Stock will automatically convert into common shares on a one-for-one share basis effective the first trading day after the reported high selling price for the Company’s common shares on any international, national or regional securities exchange or inter-dealer quotation system including but not limited to, NASDAQ, the Pink Sheets or the Over-the-Counter Bulletin Board, is at least $1.50 per share for any ten consecutive trading days. If an automatic conversion occurs within one year after the Series B Stock was purchased from the Company, a holder will receive, on the one-year anniversary date of his, her or its purchase, a cash dividend equivalent to a full year of dividends less any dividends paid before such conversion. In 2013 and 2012, we incurred $322,445 and $325,380 in dividends on the Series B Stock, respectively, of which $0 and $0 were paid in 2013 and 2012, respectively.

In January 2013, a holder of 52,973 shares of the Company’s Series B Preferred Stock converted shares on a one-for-one basis into fully paid and non-assessable shares of the Company’s Common Stock.

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

●

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

●

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

●

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

●

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

In May 2013, 150,000 common stock options with an exercise price of $1.00 per share expired.

During the period of May through October 2013, 1,600,000 common stock options with an exercise price of $2.10 per share expired.

In June 2013, 740,000 common stock options with an exercise price of $0.50 per share expired.

In August 2012, we granted 675,000 stock options at an exercise price of $0.16 per share.  These options will vest ratably over five years pursuant to the terms of the Stock Option Plan.  The grant date fair value of the options was $70,831.

The Company recorded stock compensation expense of $258,194 and $422,999 for the twelve months period ended December 31, 2013 and 2012, respectively.

A summary of the status of GeoPetro’s stock option plan is as follows:

	Options	Exercise Prices			Weighted Average Exercise Price
Outstanding at January 1, 2012	2,770,000	$0.50	to	$2.10	$1.46
Granted	675,000		$0.16		0.16
Exercised	—		—		—
Expired	—		—		—
Outstanding at December 31, 2012	3,445,000	$0.16	to	$2.10	1.21
Granted	—		—		—
Exercised	—		—		—
Expired	(2,490,000)	$0.50	to	$2.10	1.56
Outstanding at December 31, 2013	955,000	$0.16	to	$1.00	$0.29

We estimated the fair values of each option granted using the Black-Scholes model with the following assumptions for options granted during the years ended December 31:

	2013	2012
Expected dividend yield	—	—
Expected volatility	—%	105.6%
Risk-free interest rates	—%	0.59%
Expected lives (years)	—	5
Weighted average fair values per share	$—	$0.11

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

The options outstanding as of December 31, 2013 have the following contractual lives:

Number of Options Outstanding	Number of Options Exercisable	Exercise Prices	Weighted Average Remaining Contractual Life
675,000	135,000	0.16	3.67
220,000	127,000	0.50	1.67
60,000	48,000	1.00	0.48
955,000	310,000

The total intrinsic value of options outstanding was $0 at December 31, 2013 and 2012, respectively. The intrinsic value for exercisable options was $0 at December 31, 2013 and 2012, respectively.

As of December 31, 2013, there are 310,000 options which are exercisable. The remaining 645,000 options will become exercisable over the next four years. The stock compensation expense related to the unvested awards is $76,109. The weighted average remaining contractual life of the remaining 645,000 unvested options is 3.33 years.

9.         COMMON STOCK WARRANTS

In January 2013, we cancelled 500,000 warrants to purchase our common shares at $0.50 per share in connection with the rescission of a unit subscription agreement (Note 7). The warrants would have expired in March 2015. The total fair value of the warrants as calculated using the Black-Scholes pricing model was $40,070.

During the period of January through March 2013, we issued 1,525,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire during the period of January through March 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $84,851.

During the period of January through April 2013, we issued 40,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of notes payable to Stuart J. Doshi, President and CEO, for $200,000 (Note 5). The warrants expire during the period of January through April 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $1,944.

In April 2013, we issued 500,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in April 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $12,705.

During the period of April through July 2013, we issued 925,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire during the period of April through July 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $45,989.

In May 2013, we issued 1,000 warrants to purchase our common shares at $0.35 per share in connection with the issuance of a note payable to Stuart J. Doshi, President and CEO, for $5,000 (Note 5). The warrants expire in May 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $48.

During the period of May through June 2013, we issued 17,000 warrants to purchase our common shares at $0.25 per share in connection with the issuance of promissory notes for $85,000 (Note 5). The warrants expire during the period of May through June 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $971.

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

During the period of August through November 2013, we issued 16,200 warrants to purchase our common shares at $0.10 per share in connection with the issuance of notes payable to Stuart J. Doshi, President and CEO, for $81,000 (Note 5). The warrants expire during the period of August through November 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $624.

During the period of August through December 2013, warrants for 207,000 shares with an exercise price of $0.50 per share expired.

During the period of September through December 2013, warrants for 2,403,096 shares with an exercise price of $0.75 per share expired.

In November 2013, we issued 150,000 warrants to purchase our common shares at $0.25 per share in conjunction with services rendered (Note 7). The warrants expire in November 2016.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $4,809.

In December 2013, we extended 75,000 warrants to purchase our common shares at $0.50 per share for an additional year.  The warrants expire in December 2014. The total fair value of the extension of the warrants as calculated using the Black-Scholes pricing model was $552.

The fair value of the warrants for 2013 was calculated using the Black-Scholes pricing model. Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%; volatility based upon the Company’s historic volatility of its publicly traded shares of 138% to 210%; an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.14% to 0.87%; and an expected life based on the expiration date of the warrants of one to three years.

During the period of February through October 2012, warrants for 100,000 shares with an exercise price of $1.00 per share expired.

In March 2012, we issued 500,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire in March 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $40,070.

During the period of March through December 2012, we issued 113,000 warrants to purchase our common shares at $0.50 per share in connection with the issuance of notes payable to Stuart J. Doshi, President and CEO, for $565,000 (Note 5). The warrants expire during the period of March through December 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $4,520.

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

During the period of November through December 2012, we issued 550,000 warrants to purchase our common shares at $0.50 per share in conjunction with a private placement of our common stock (Note 7). The warrants expire during the period of November through December 2015.  The total fair value of the warrants as calculated using the Black-Scholes pricing model was $19,881.

The fair value of the warrants for 2012 was calculated using the Black-Scholes pricing model. Key assumptions used in valuing the warrants included: an estimated dividend yield of 0%; volatility based upon the Company’s historic volatility of its publicly traded shares of 81% to 137%; an estimated risk-free interest rate based on the U.S. Treasury yield curve at the date of grant of 0.27% to 0.80%; and an expected life based on the expiration date of the warrants of three to five years.

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2013:

Expiration Date	Exercise Price	Outstanding at 12/31/2012	Warrants Exercised	Warrants Granted	Warrants (Expired/Canceled)	Outstanding at 12/31/2013

08/31/13	$0.50	23,000	—	—	(23,000)	—
09/29/13	$0.75	1,847,500	—	—	(1,847,500)	—
10/31/13	$0.50	72,000	—	—	(72,000)	—
11/30/13	$0.50	27,000	—	—	(27,000)	—
12/23/13	$0.50	45,000	—	—	(45,000)	—
12/25/13	$0.50	40,000	—	—	(40,000)	—
12/30/13	$0.75	555,596	—	—	(555,596)	—
01/02/14	$1.00	150,000	—	—	—	150,000
03/01/14	$0.75	1,025,164	—	—	—	1,025,164
03/31/14	$5.25	100,000	—	—	—	100,000
04/28/14	$1.00	505,965	—	—	—	505,965
05/17/14	$0.50	36,500	—	—	—	36,500
06/29/14	$0.50	30,000	—	—	—	30,000
08/31/14	$0.50	10,000	—	—	—	10,000
10/19/14	$1.00	130,540	—	—	—	130,540
12/23/14	$0.50	75,000	—	—	—	75,000
03/20/15	$0.50	20,000	—	—	—	20,000
03/21/15	$0.50	500,000	—	—	(500,000)	—
05/29/15	$0.50	5,000	—	—	—	5,000
05/30/15	$0.50	10,000	—	—	—	10,000
06/04/15	$0.50	8,000	—	—	—	8,000
06/18/15	$0.50	5,000	—	—	—	5,000
06/25/15	$0.50	12,000	—	—	—	12,000
06/29/15	$0.50	20,000	—	—	—	20,000
07/27/15	$0.50	2,000	—	—	—	2,000
07/31/15	$0.50	13,000	—	—	—	13,000
11/09/15	$0.50	2,000	—	—	—	2,000
11/20/15	$0.50	10,000	—	—	—	10,000
11/21/15	$0.50	30,000	—	—	—	30,000
11/29/15	$0.50	50,000	—	—	—	50,000
12/04/15	$0.50	6,000	—	—	—	6,000
12/10/15	$0.50	125,000	—	—	—	125,000
12/31/15	$0.50	375,000	—	—	—	375,000
01/08/16	$0.50	—	—	1,000	—	1,000
01/09/16	$0.50	—	—	175,000	—	175,000
01/11/16	$0.50	—	—	250,000	—	250,000
01/14/16	$0.50	—	—	125,000	—	125,000
01/22/16	$0.50	—	—	50,000	—	50,000
01/31/16	$0.50	—	—	62,500	—	62,500
02/04/16	$0.50	—	—	375,000	—	375,000
02/05/16	$0.50	—	—	62,500	—	62,500
02/06/16	$0.50	—	—	50,000	—	50,000
02/15/16	$0.50	—	—	125,000	—	125,000
03/04/16	$0.50	—	—	135,000	—	135,000
03/06/16	$0.50	—	—	125,000	—	125,000
03/13/16	$0.50	—	—	2,000	—	2,000
03/22/16	$0.50	—	—	5,000	—	5,000
04/02/16	$0.50	—	—	3,000	—	3,000
04/04/16	$0.50	—	—	5,600	—	5,600
04/11/16	$0.50	—	—	2,400	—	2,400
04/12/16	$0.50	—	—	125,000	—	125,000
04/17/16	$0.50	—	—	11,000	—	11,000
04/29/16	$0.50	—	—	250,000	—	250,000
04/30/16	$0.50	—	—	250,000	—	250,000
05/13/16	$0.35	—	—	1,000	—	1,000
05/24/16	$0.25	—	—	8,000	—	8,000
06/07/16	$0.35	—	—	10,000	—	10,000
06/13/16	$0.25	—	—	9,000	—	9,000
06/24/16	$0.50	—	—	140,625	—	140,625
06/25/16	$0.50	—	—	625,000	—	625,000
06/28/16	$0.50	—	—	180,000	—	180,000
07/24/16	$0.50	—	—	34,375	—	34,375
08/15/16	$0.50	45,000	—	—	—	45,000
08/15/16	$0.10	—	—	5,000	—	5,000
08/21/16	$0.10	—	—	2,000	—	2,000
08/30/16	$0.10	—	—	1,000	—	1,000
09/03/16	$0.10	—	—	3,000	—	3,000
09/13/16	$0.10	—	—	400	—	400
11/05/16	$0.10	—	—	4,800	—	4,800
11/15/16	$0.25	—	—	150,000	—	150,000
10/01/17	$0.23	12,000	—	—	—	12,000
10/01/17	$0.21	12,000	—	—	—	12,000
10/01/17	$0.20	12,000	—	—	—	12,000
10/01/17	$0.17	12,000	—	—	—	12,000
10/01/17	$0.14	12,000	—	—	—	12,000
10/01/17	$0.10	12,000	—	—	—	12,000
		5,983,265	—	3,364,200	(3,110,096)	6,237,369

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 2012:

Expiration Date	Exercise Price	Outstanding at 12/31/2011	Warrants Exercised	Warrants Granted	Warrants (Expired/Canceled)	Outstanding at 12/31/2012

02/22/12	$1.00	50,000	—	—	(50,000)	—
08/13/12	$4.50	600,779	—	—	(600,779)	—
09/30/12	$1.00	14,000	—	—	(14,000)	—
10/22/12	$1.00	36,000	—	—	(36,000)	—
11/22/12	$1.25	50,000	—	—	(50,000)	—
08/31/13	$0.50	23,000	—	—	—	23,000
09/29/13	$0.75	1,847,500	—	—	—	1,847,500
10/31/13	$0.50	72,000	—	—	—	72,000
11/30/13	$0.50	27,000	—	—	—	27,000
12/23/13	$0.50	120,000	—	—	—	120,000
12/25/12	$0.50	40,000	—	—	—	40,000
12/30/13	$0.75	555,596	—	—	—	555,596
01/02/14	$1.00	150,000	—	—	—	150,000
03/01/14	$0.75	1,025,164	—	—	—	1,025,164
03/31/14	$5.25	100,000	—	—	—	100,000
04/28/14	$1.00	505,965	—	—	—	505,965
05/17/14	$0.50	36,500	—	—	—	36,500
06/29/14	$0.50	30,000	—	—	—	30,000
08/31/14	$0.50	10,000	—	—	—	10,000
10/19/14	$1.00	130,540	—	—	—	130,540
03/20/15	$0.50	—	—	20,000	—	20,000
03/21/15	$0.50	—	—	500,000	—	500,000
05/29/15	$0.50	—	—	5,000	—	5,000
05/30/15	$0.50	—	—	10,000	—	10,000
06/04/15	$0.50	—	—	8,000	—	8,000
06/18/15	$0.50	—	—	5,000	—	5,000
06/25/15	$0.50	—	—	12,000	—	12,000
06/29/15	$0.50	—	—	20,000	—	20,000
07/27/15	$0.50	—	—	2,000	—	2,000
07/31/15	$0.50	—	—	13,000	—	13,000
11/09/15	$0.50	—	—	2,000	—	2,000
11/20/15	$0.50	—	—	10,000	—	10,000
11/21/15	$0.50	—	—	30,000	—	30,000
11/29/15	$0.50	—	—	50,000	—	50,000
12/04/15	$0.50	—	—	6,000	—	6,000
12/10/15	$0.50	—	—	125,000	—	125,000
12/31/15	$0.50	—	—	375,000	—	375,000
08/15/16	$0.50	—	—	45,000	—	45,000
10/01/17	$0.23	—	—	12,000	—	12,000
10/01/17	$0.21	—	—	12,000	—	12,000
10/01/17	$0.20	—	—	12,000	—	12,000
10/01/17	$0.17	—	—	12,000	—	12,000
10/01/17	$0.14	—	—	12,000	—	12,000
10/01/17	$0.10	—	—	12,000	—	12,000
		5,424,044	—	1,310,000	(750,779)	5,983,265

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

Office Lease—On February 15, 2010, we entered into a new lease for our principal executive office located at 150 California Street, Suite 600, San Francisco, CA 94111.  The terms of the lease provide for an eighty-four (84) month term. Minimum annual rentals due under this agreement as of December 31, 2013 are as follows:

2014	$158,238
2015	162,439
2016	166,640
2017	56,013

Total	$543,330

Rent expense for the years ended December 31, 2013 and 2012, was approximately $144,834 and $144,834, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

On January 6, 2011, we entered into a sublease agreement whereby a portion of the Company’s principal executive offices have been leased to a third party. The terms of the sublease agreement include a seventy-five month term cancelable by either party with ninety days written notice after December 31, 2011. The Company will recoup approximately 50% of the base rental obligation through the sublease agreement. This amount was approximately $96,503 and $82,419 for the years ended December 31, 2013 and 2012, respectively, and has been included as a reduction in general and administrative expenses in the accompanying statements of operations.

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

11.        SUBSEQUENT EVENTS

During the period of January through March 2014, we completed a common stock sale through a private placement transaction to certain institutional and individual accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $575,000, and represented the sale of 11,500,00 common shares.

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

The estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions. At December 31, 2013, all of GeoPetro’s reserves are attributable to two wells capable of production, one shut-in well and two undeveloped locations. Other than the producing wells and one shut-in well, there is no other production history as of or subsequent to that date. Reserve estimates for these wells are subject to substantial upward or downward revisions after production commences and a production history is obtained.   Accordingly, reserve estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

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

Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves

January 1, 2012	18,889
Revisions of previous estimates	(984)
Production	(116)
December 31, 2012	17,789
Revisions of previous estimates	1,249
Production	—
December 31, 2013	19,038

	2013 (MMcf)	2012 (MMcf)
Proved developed	—	—
Proved developed non-producing	9,984	9,126
Proved undeveloped	9,054	8,663

Total	19,038	17,789

Proved reserves presented herein are located entirely within in the United States

The following is a discussion of the material changes in our proved reserve quantities for the years ended December 31, 2013 and 2012.

Year Ended December 31, 2013

The upward revision of previous estimates of natural gas reserves during 2013 of 1,249 MMcf is attributable to increases in natural gas prices which has affected the economic life of the wells. Natural gas prices increased approximately 35% from December 31, 2012 ($2.46 per Mcf) to December 31, 2013 ($3.31 per Mcf).

Year Ended December 31, 2012

The downward revision of previous estimates of natural gas reserves during 2012 of 984 MMcf is attributable to decreases in natural gas prices which has affected the economic life of the wells. Natural gas prices decreased approximately 35% from December 31, 2011 ($3.76 per Mcf) to December 31, 2012 ($2.46 per Mcf).

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows for the 2013 and 2012 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month to estimated annual future net production from proved gas reserves, amounting to $3.31 per Mcf and $2.46 per Mcf at December 31, 2013 and 2012, respectively. For both 2013 and 2012, future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

	Year Ended December 31,
	2013	2012
	(in thousands)
Future cash inflows	$64,680	$44,045
Future production costs	(14,733)	(10,555)
Future development costs	(10,990)	(10,916)
Future income taxes	—	—
Future net cash flows	38,957	22,574
10% annual discount	(9,884)	(6,426)
Standardized measure of discounted future net cash flows	$29,073	$16,148

The PV-10 values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

Changes in the Standardized Measure of Discounted Futures Net Cash Flows from Proved Petroleum and Natural Gas Reserve Quantities.

	Years Ended December 31,
	2013	2012

Balance, beginning of period	16,148	32,619
Sales of oil and gas, net	(421)	(877)
Net change in prices and production costs	11,241	(16,452)
Net change in future development costs	(67)	—
Revisions of previous quantity estimates	2,445	(1,325)
Net change in income taxes	—	—
Accretion of discount	1,361	3,674
Other	(1,634)	(1,491)
Balance, end of period	$29,073	$16,148

EXHIBIT INDEX

Exhibit Number		Description
2.	1 (13)	Agreement and Plan of Merger dated February 28, 2013
2.	2 (14)	Amendment No. 1 to the Agreement and Plan of Merger dated April 4, 2013.
3.	1 (2)	Amended and Restated Articles of Incorporation of GeoPetro Resources Company
3.	2 (4)	Second Amended and Restated Bylaws of the GeoPetro Resources Company
4.	1 (2)	Form of Warrant issued by GeoPetro Resources Company to various investors on various dates.
4.	2 (3)	Specimen Common Stock Certificate
4.	3

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

4.	5 (6)	Placement Agent Warrant dated August 13, 2007
4.	6 (7)	Form of Common Stock Purchase Warrant dated as of various dates, issued to purchasers of promissory notes
4.	7(10)	Unit Subscription Agreement and Common Stock Purchase Warrant, Dated September 30, 2010.
4.	8(11)	Unit Subscription Agreement and Common Stock Purchase Warrant, Dated December 30, 2010.
10.	1 (2)	Joint Venture Agreement Bengara II, Dated January 1, 2000
10.	2 (2)	Production Sharing Contract Bengara II, Dated December 4, 1997
10.	4 (2)	Exploration Permit#408, Dated July 2, 1997
10.	5 (2)	Madisonville Field Development Agreement dated August 1, 2005
10.	6 (2)	Alaska Cook Inlet Option dated April 20, 2005
10.	7 (2)†	The 2001 Stock Incentive Plan
10.	8 (2)†	The 2004 Stock Option and Appreciation Rights Plan
10.	9 (2)†	Stuart Doshi Employment Agreement, Dated July 28, 1997 (effective July 1, 1997) and amendments dated January 11, 2001, July 1, 2003, April 20, 2004, May 9, 2005, July 28, 2005 and January 30, 2006
10.	10 (2)†	David Creel Employment Agreement, Dated April 28, 1998 and amendments dated June 15, 2000, May 12, 2003 and January 1, 2005, April, 26, 2010
10.	13 (4)	Form of Subscription Agreement for GeoPetro Resources Company stock executed by various investors on various dates.
10.	19 (5)	Shares Sale & Purchase Agreement Dated September 29, 2006
10.	20 (6)	Form of Unit Subscription Agreement Dated August 13, 2007
10.	23 (8)†	Seventh Amendment to Employment Agreement of Stuart Doshi, dated December 29, 2008
10.	24 (8)†	Eighth Amendment to Employee Agreement of Stuart Doshi, dated December 31, 2008
10.	25 (8)†	Fourth Amendment to Employment Agreement of David Creel, dated December 29, 2008
10.	26 (8)†	Fifth Amendment to Employee Agreement of David Creel, dated December 31, 2008
10.	32 (8)	Form of Promissory Note issued by GeoPetro Resources Company to various investors dated various dates from December 23, 2008 to December 26, 2008
10.	33 (9)†	Sixth Amendment to David Creel Employment Agreement dated April 28, 2009
10.	34 (12)	Promissory Note to Stuart J. Doshi dated March 20, 2012
21.	1 (1)	List of subsidiaries of GeoPetro Resources
23.	1 (1)	Consent of MHA Petroleum Consultants LLC
23.	2 (1)	Consent of Burr Pinger Mayer, Inc.
31.	1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.	2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Vice President of Finance.
32.	1 (1)	Certification of Chief Executive Officer and Vice President of Finance of GeoPetro Resources Company pursuant to 18 U.S.C. § 1350.
99.	1 (1)	Report of MHA Petroleum Consultants LLC
101	(1)

The following materials from the GeoPetro Resources Company Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

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