Form 10-Q
period 2014-03-31
GEOPETRO RESOURCES CO
filed 2014-05-15
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 86,636,074 shares of no par value common stock outstanding on May 14, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013 (1)
ASSETS

Current Assets
Cash and cash equivalents	$49,800	$10,857
Accounts receivable—other	16,644	16,644
Prepaid expenses	30,229	34,719
Total current assets	96,673	62,220

Oil and gas properties, at cost (full cost method)
Unproved properties	2,631,476	2,626,860
Proved properties	57,126,646	57,129,646
Gas processing plant	5,533,910	5,533,910
Less—accumulated depletion, depreciation and impairment	(41,991,589)	(41,991,589)
Net oil and gas properties	23,300,443	23,298,827

Furniture, fixtures and equipment, at cost, net of depreciation	15,235	17,398
Other assets	36,733	36,733
Total Assets	$23,449,084	$23,415,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables and accrued expenses	$2,110,295	$2,152,029
Current portion of notes payable	2,919,936	2,907,987
Notes payable - related party	900,905	900,778
Interest payable	399,633	377,572
Preferred dividends payable	1,275,683	1,196,236
Other taxes payable	233,437	233,942
Royalty owners payable	327,843	327,844
Total current liabilities	8,167,732	8,096,388

Long Term Notes Payable	71,563	79,882
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	49,444	53,145
Total Liabilities	8,363,739	8,304,415

Shareholders’ Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,370,027 shares issued and outstanding at March 31, 2014 and December 31, 2013. Liquidation preference of $4,027,520 at March 31, 2014 and December 31, 2013.	3,833,872	3,833,872
Common stock, no par value; 100,000,000 shares authorized; 69,206,074 and 56,191,074 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	60,286,284	59,696,609
Additional paid-in capital	4,565,600	4,557,723
Accumulated deficit	(53,600,411)	(52,977,441)
Total shareholders’ equity	15,085,345	15,110,763
Total Liabilities and Shareholders’ Equity	$23,449,084	$23,415,178

(1) As reported in the December 31, 2013 audited consolidated financial statements.

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Revenues
Natural gas sales	$—	$—

Costs and expenses
Plant operations	37,907	84,967
Lease operations	80,451	26,828
General and administrative	339,653	572,277
Depreciation and depletion	2,163	3,228
Total costs and expenses	460,174	687,300

Loss from operations	(460,174)	(687,300)

Other Income (Expense)
Interest expense	(88,578)	(80,567)
Other income	5,229	1,007
Total other income (expense)	(83,349)	(79,560)

Net Loss	(543,523)	(766,860)

Preferred stock dividend	(79,447)	(79,691)

Net Loss Applicable to Common Shareholders	$(622,970)	$(846,551)

Net Loss Per Common Share Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding basic and diluted	61,866,185	47,828,727

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2014	5,370,027	$3,833,872	56,191,074	$59,696,609	$4,557,723	$(52,977,441)	$15,110,763
Issuance of common stock for cash, net of issuance costs	—	—	13,015,000	589,675	—	—	589,675
Share-based compensation	—	—	—	—	7,877	—	7,877
Net loss	—	—	—	—	—	(543,523)	(543,523)
Dividends on Series B preferred stock	—	—	—	—	—	(79,447)	(79,447)
Balances, March 31, 2014	5,370,027	$3,833,872	69,206,074	$60,286,284	$4,565,600	$(53,600,411)	$15,085,345

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities

Net loss	$(543,523)	$(766,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	2,163	3,228
Share-based compensation expense	7,877	97,764
Amortization of debt discount	3,757	10,564
Changes in operating assets and liabilities:
Other current assets	4,490	4,160
Current liabilities	(21,795)	310,451
Other long term liabilities	(3,701)	(2,651)
Net cash used in operating activities	(550,732)	(343,344)

Cash Flows from Investing Activities

Additions to oil and gas properties	—	(110,936)
Net cash used in investing activities	—	(110,936)

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	610,750	305,000
Payment of issuance costs	(21,075)	—
Proceeds from related party notes	—	90,000
Net cash provided by financing activities	589,675	395,000

Net Increase (Decrease) in Cash and Cash Equivalents	38,943	(59,280)

Cash and Cash Equivalents
Beginning of period	10,857	59,432
End of period	$49,800	$152

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$62,760	$3,401
Cash paid for income taxes	$—	$8,064

Non-Cash Transactions
Fair value of warrants issued in connection with promissory notes and private placements	$—	$85,767
Accrual of dividends on preferred stock	$79,447	$79,691
Conversion of preferred stock to common stock	$—	$39,730
Rescission of common stock and warrants	$—	$250,000
Fair value of warrants cancelled in connection with rescission of common stock	$—	$40,070
Issuance costs paid in shares of common stock	$40,000	$—

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                         BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of GeoPetro Resources Company (“we,” “us,” “our,” “GeoPetro” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

2.                      LIQUIDITY

As of March 31, 2014, we had a cash balance of $49,800 and a working capital deficit of $8,071,059. For the three months ended March 31, 2014, our cash used in operating activities amounted to $550,732.  Our results of operations have resulted in an accumulated deficit of $53,600,411 from inception through the three months ended March 31, 2014. If capital is available, we estimate that our investment needs for the remainder of fiscal year 2014 and 2015 will amount to $6,350,000 related to our natural gas properties within the Madisonville field and our California properties.

We hold working interests and overriding royalty interests in undeveloped leases, seismic options, lease options and foreign concessions; and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions for the remainder of 2014 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of 2014 and future periods on our undeveloped properties.  We will need additional financing to continue our operations and our planned development activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

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

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing. As of March 31, 2014, MCW has yet to complete the Parent Financing contemplated by the Merger Agreement. Since the merger did not close by September 30, 2013, either party may terminate the Merger Agreement (Note 10).

As of March 31, 2014, Stuart J. Doshi, President and CEO, has advanced to the Company loans totaling $851,000.  The notes bear interest at 10% per annum and are payable on demand. As of March 31, 2014, a Company Director has advanced to the Company a loan in the amount of $50,000. The note bears interest at 10% per annum and matures in June 2014.

3.                          LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of
	March 31, 2014	March 31, 2013
Stock options	955,000	3,445,000
Warrants	4,962,205	7,026,265
Convertible promissory note	200,000	—
Convertible preferred stock, Series B	5,370,027	5,370,027

All of the common shares underlying the stock options, warrants, convertible promissory note and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three months ended March 31, 2014 and March 31, 2013 respectively because their effects were considered antidilutive.

4.                            OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2013 other than those discussed below.

The Company has proved undeveloped reserves included in the carrying value of its proved properties.  The Company believes that capital will be raised to further develop these reserves; however, if such capital is not raised, the Company may be required to impair the Proved property asset in the future.

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

5.                           NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

As of March 31, 2014 and December 31, 2013 debt consisted of the following:

	March 31, 2014	December 31, 2013
Current
Related party notes	$901,000	$901,000
Promissory notes	2,030,000	2,020,000
Bridge notes	900,000	900,000
Less discount on promissory notes	(10,159)	(12,235)
Net current notes payable	3,820,841	3,808,765

Long Term
Promissory notes	75,000	85,000
Less discount on promissory notes	(3,437)	(5,118)
Net long term notes payable	71,563	79,882

Total	$3,892,404	$3,888,647

6.                            INCOME TAXES

The effective income tax rates for the three month periods ending March 31, 2014 and 2013 were negligible, primarily due to the Company’s loss position and the deferred tax asset being 100% reserved.

7.                             SHAREHOLDERS’ EQUITY

During the period of January through March 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $610,750, and represented the sale of 12,215,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $21,075 and 800,000 common shares valued at $40,000. We agreed to grant “piggyback” registration rights to the investors with respect to the shares of common stock.

8.                             COMMON STOCK OPTIONS

For the three month period ended March 31, 2014, the Company recorded share-based compensation of $7,877 for stock option expense.

As of March 31, 2014, the Company has 955,000 common stock options outstanding with an average exercise price of $0.29 per share.

 9.                          COMMON STOCK WARRANTS

In January 2014, warrants for 150,000 shares with an exercise price of $1.00 per share expired.

In March 2014, warrants for 1,025,164 shares with an exercise price of $0.75 per share expired.

In March 2014, warrants for 100,000 shares with an exercise price of $5.25 per share expired.

As of March 31, 2014, we have reserved 4,962,205 shares of common stock for the exercise of our stock purchase warrants.

10.                      SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financials statements or disclosure in the notes to the consolidated financial statements, except as disclosed below:

During the period of April through May 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $871,500, and represented the sale of 17,430,000 common shares.

On May 14, 2014, the Merger Agreement between the Company, MCW Energy Group Limited and MCW CA SUB was terminated by mutual written consent (Note 2).

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2014. We expect the majority of our capital expenditures for the remainder of 2014 will be for the Madisonville Project and will approximate $6.2 million. These capital expenditures will only be incurred if additional financing is available.

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

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing. As of March 31, 2014, MCW has yet to complete the Parent Financing contemplated by the Merger Agreement. Since the merger did not close by September 30, 2013, either party may terminate the Merger Agreement. On May 14, 2014, the Merger Agreement was terminated by mutual written consent.

Results of Operations

The financial information with respect to the three months ended March 31, 2014 and 2013 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended March 31,
	2014 (unaudited)	2013 (unaudited)
Consolidated Statement of Operations:
Revenues	$—	$—
Plant operations	37,907	84,967
Lease operations	80,451	26,828
General and administrative	339,653	572,277
Depreciation and depletion	2,163	3,228
Loss from operations	(460,174)	(687,300)
Net loss	(543,523)	(766,860)
Net loss applicable to common shareholders	$(622,970)	$(846,551)

Revenue and Operating Trends

For the three months ended March 31, 2014, we did not generate any revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project.  This was due to the continued temporary shut-in of the Madisonville Field since April 2012. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production.

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during 2014. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from recent production levels. The Company also has plans to expand the natural gas treatment plant capability from the current design capacity of 18 MMcf/d to 30 MMcf/d.

While there can be no assurance, our goal is to complete the expansion to the plant and increase the production rates from our wells which may result in higher net production and increased revenue in the latter half of 2014 and 2015 as compared to 2013 and prior periods. To accomplish the plant expansion we will need to raise additional capital in 2014. Due to our liquidity concerns, funds may not be available, or may not be available on favorable terms. If we are unable to raise the necessary capital, we may have to delay our plans for expansion or reduce the scope of our operations.

Industry Overview for the three months ended March 31, 2014

Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage. Increased production from shale gas will continue to impact natural gas pricing for the foreseeable future.

Company Overview for the three months ended March 31, 2014

Our net loss applicable to common shareholders for the three months ended March 31, 2014 was $622,970. From our inception through mid-2003, we only received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through March 31, 2014 of $53,600,411.  The Company did not generate any revenue for the three months ended March 31, 2014 due to the continued temporary shut-in of the Madisonville Field. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production.

Comparison of Results of Operations for the three months ended March 31, 2014 and 2013

We had no gross natural gas revenues for the three months ended March 31, 2014 and 2013. This was due to the continued temporary shut-in of the Madisonville Field as a result of low natural gas prices.

Plant operating expenses for the three months ended March 31, 2014 were $37,907 as compared to $84,967 for the three months ended March 31, 2013. The decrease in plant operating expense of $47,060 or 55% was primarily attributable to lower salary expense due to a reduction of 1 employee. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the three months ended March 31, 2014 were $80,451. Lease operating expenses for the three months ended March 31, 2013 were $26,828. The increase in total lifting cost of $53,623 or 200% was primarily attributable to the commencement of reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production.

General and administrative expenses (“G&A”) for the three months ended March 31, 2014 were $339,653 as compared to $572,277 for the three months ended March 31, 2013. The decrease in G&A of $232,624 or 41% was primarily attributable to legal costs associated with the MCW merger incurred in 2013 and a decrease in share-based compensation due to expiring options.

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended March 31, 2014 was $2,163 as compared to $3,228 for the three months ended March 31, 2013. The 33% decrease was primarily attributable to reduced depreciation as a result of assets fully depreciating.

The loss from operations for the three months ended March 31, 2014 was $460,174 as compared to $687,300 for the three months ended March 31, 2013. The decrease in the loss from operations was primarily attributable to legal costs associated with the MCW merger incurred in 2013 and a decrease in share-based compensation due to expiring options.

Interest expense for the three months ended March 31, 2014 was $88,578 as compared to $80,567 for the three months ended March 31, 2013.  The higher interest expense in the 2014 period was primarily attributable to the increase in related party notes.

Recent Developments

During the period of January through March 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $610,750, and represented the sale of 12,215,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $21,075 and 800,000 common shares. We agreed to grant “piggyback” registration rights to the investors with respect to the shares of common stock.

During the period of April through May 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $871,500, and represented the sale of 17,430,000 common shares. We agreed to grant “piggyback” registration rights to the investors with respect to the shares of common stock.

On May 14, 2014, the Merger Agreement between the Company, MCW Energy Group Limited and MCW CA SUB was terminated by mutual written consent.

Liquidity and Capital Resources

We had a working capital deficit of $8,071,059 at March 31, 2014 versus $8,034,168 at December 31, 2013. Our working capital deficit increased during the three months ended March 31, 2014 primarily due to the accrual of dividends on preferred stock.

Our cash balance at March 31, 2014 was $49,800 as compared to $10,857 at December 31, 2013. The change in our cash balance is summarized as follows:

Cash balance at January 1, 2014	$10,857
Sources of cash:
Cash provided by financing activities	589,675
Total sources of cash including cash on hand	600,532

Uses of cash:
Cash used in operating activities	(550,732)
Cash used in investing activities	—
Total uses of cash	(550,732)

Cash balance at March 31, 2014	$49,800

Net cash used in operating activities of $550,732 and $343,344 for the three months ended March 31, 2014 and 2013, respectively, are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, issuances of preferred shares, issuances of promissory notes and the exercise of common share purchase warrants and options. These financings are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Proceeds from issuance of common shares and warrants	$610,750	$305,000
Payment of issuance costs	(21,075)	—
Proceeds from related party notes	—	90,000
Net cash provided by financing activities	$589,675	$395,000

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and to invest in oil and natural gas properties and the gas treatment plant. These investments totaled $0 and $110,936 for the three months ended March 31, 2014 and 2013, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan.  See “Outlook for 2014/2015 Capital” for a description of our expected capital expenditures for 2014/2015. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

We hold working interests and overriding royalty interest in undeveloped leases, seismic options, lease options and foreign concessions and we have participated in seismic surveys and the drilling of test wells on undeveloped properties.  We plan further leasehold acquisitions for the remainder of 2014 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of 2014 and future periods on our undeveloped properties.  We will need additional financing to continue our operations and our planned development activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

As discussed in the “Outlook for 2014/2015 Capital”, we are forecasting capital expenditures of $6.4 million during the remainder of 2014 and 2015. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.

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

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MCW Energy Group Limited, an Ontario corporation (“MCW”), and MCW CA SUB, a California corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). On April 4, 2013, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive the Merger and continue as a subsidiary of MCW. The Merger Agreement has been approved by Boards of Directors of each of the Company, MCW and Merger Sub.  The merger is subject to customary closing conditions, including regulatory and shareholder approval. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing. As of March 31, 2014, MCW has yet to complete the Parent Financing contemplated by the Merger Agreement. Since the merger did not close by September 30, 2013, either party may terminate the Merger Agreement. On May 14, 2014, the Merger Agreement was terminated by mutual written consent.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes to our contractual obligations since December 31, 2013 except items described in “Recent Developments”.

Off Balance Sheet Arrangements

None.

Financial Instruments

We currently have no financial derivatives, natural gas price financial instruments or hedges in place. Our natural gas marketing contracts use “spot” market prices. Given the uncertainty of the timing and volumes of our natural gas production this year, we do not currently plan to enter into any long term fixed-price natural gas contracts, swap or hedge positions, other gas financial instruments, or financial derivatives in 2014.

Outlook for 2014/2015 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $6,350,000 during the remainder of 2014 and 2015, allocated as follows:

1.

Madisonville Project, Madison County, Texas — Approximately $6,150,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover, $1,500,000 toward the fracture stimulation and hook up costs of the Wilson Well and $4,000,000 for the expansion of the gas treatment plant.

2.	California — Approximately $200,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2014 cash flow projections.  See “Liquidity and Capital Resources.”

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2013 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that face participants in the U.S. and international oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the principal risks faced by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from fluctuating prices of natural gas and interest rates as discussed below.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  Based on this evaluation, we have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, referred to as our 2013 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2013 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

Item 2.Unregistered Sales of Securities and Use of Proceeds

Unregistered Sales of Securities

During the period of January through March 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $610,750, and represented the sale of 12,215,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $21,075 and 800,000 common shares. We agreed to grant “piggyback” registration rights to the investors with respect to the shares of common stock.

During the period of April through May 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $871,500, and represented the sale of 17,430,000 common shares. We agreed to grant “piggyback” registration rights to the investors with respect to the shares of common stock.

GeoPetro issued the aforementioned common shares in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the “ Securities Act ”), and Rule 506 of Regulation D thereunder. GeoPetro relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the purchasers, including the representations with respect to each purchaser’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each purchaser’s investment intent with respect to the securities purchased.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all material aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  We believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

Use of Proceeds

Any proceeds realized are expected to be used for general working capital purposes and the Texas and California properties.

This is our best estimate of the use of proceeds generated from the sale of common shares and the possible exercise of warrants or options based on the current state of our business operations, our current plans and current economic and industry conditions. Any changes in the projected use of proceeds will be made at the sole discretion of our board of directors.

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

101 (1)

The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1)	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2014.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Vice President of Finance