Form 10-Q
period 2014-06-30
GEOPETRO RESOURCES CO
filed 2014-08-14
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 88,991,074 shares of no par value common stock outstanding on August 13, 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEOPETRO RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013 (1)
ASSETS
Current Assets
Cash and cash equivalents	$180,314	$10,857
Accounts receivable-other	16,644	16,644
Prepaid expenses	58,468	34,719
Total current assets	255,426	62,220

Oil and Gas Properties, at cost (full cost method)
Unproved properties	2,649,213	2,626,860
Proved properties	57,139,146	57,129,646
Gas processing plant, at cost	5,533,910	5,533,910
Less-accumulated depletion, depreciation, and impairment	(41,991,589)	(41,991,589)
Net oil and gas properties	23,330,680	23,298,827

Furniture, Fixtures and Equipment, at cost, net of depreciation	13,999	17,398
Other Assets	37,133	36,733
Total Assets	$23,637,238	$23,415,178

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade payables and accrued expenses	$1,970,539	$2,152,029
Current portion of notes payable, net	2,846,602	2,907,987
Notes payable - related party, net	901,000	900,778
Interest payable	434,770	377,572
Preferred dividends payable	1,356,013	1,196,236
Other taxes payable	199,924	233,942
Royalty owners payable	327,841	327,844
Total current liabilities	8,036,689	8,096,388

Long Term Notes Payable, net	73,263	79,882
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	45,043	53,145
Total Liabilities	8,229,995	8,304,415

Shareholders' Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,370,027 shares issued and outstanding at June 30, 2014 and December 31, 2013. Liquidation preference of $4,027,520 at June 30, 2014 and December 31, 2013.	3,833,872	3,833,872
Common stock, no par value; 100,000,000 shares authorized; 88,991,074 and 56,191,074 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	61,171,609	59,696,609
Additional paid-in capital	4,573,477	4,557,723
Accumulated deficit	(54,171,715)	(52,977,441)
Total shareholders' equity	15,407,243	15,110,763
Total Liabilities and Shareholders' Equity	$23,637,238	$23,415,178

(1) As reported in the December 31, 2013 audited consolidated financial statements.

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2014	2013
Revenues
Natural gas sales	$-	$-

Costs and Expenses
Plant operations	36,247	75,496
Lease operations	48,298	67,444
General and administrative	332,213	537,816
Depreciation and depletion	1,236	2,714
Total costs and expenses	417,994	683,470

Loss from Operations	(417,994)	(683,470)

Other Income (Expense)
Interest expense	(83,650)	(87,675)
Interest income	11	-
Other income	1,259	4,581
Gain on sale of equipment	11,000	-
Total other income (expense)	(71,380)	(83,094)

Loss Before Taxes	(489,374)	(766,564)

Income tax expense	(1,600)	(1,600)

Net Loss	(490,974)	(768,164)

Preferred stock dividend	(80,330)	(80,329)

Net Loss Applicable to Common Shareholders	$(571,304)	$(848,493)

Net Loss Per Common Share Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding basic and diluted	85,609,371	49,669,069

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2014	2013
Revenues
Natural gas sales	$-	$-

Costs and Expenses
Plant operations	74,154	160,463
Lease operations	128,749	94,272
General and administrative	671,866	1,110,093
Depreciation and depletion	3,399	5,942
Total costs and expenses	878,168	1,370,770

Loss from Operations	(878,168)	(1,370,770)

Other Income (Expense)
Interest expense	(172,228)	(168,242)
Interest income	11	-
Other income	6,488	5,588
Gain on sale of equipment	11,000	-
Total other income (expense)	(154,729)	(162,654)

Loss Before Taxes	(1,032,897)	(1,533,424)

Income tax expense	(1,600)	(1,600)

Net Loss	(1,034,497)	(1,535,024)

Preferred stock dividend	(159,777)	(160,020)

Net Loss Applicable to Common Shareholders	$(1,194,274)	$(1,695,044)

Net Loss Per Common Share Basic and Diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding basic and diluted	73,803,367	48,753,982

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, January 1, 2014	5,370,027	$3,833,872	56,191,074	$59,696,609	$4,557,723	$(52,977,441)	$15,110,763
Issuance of common stock for cash, net of issuance costs	-	-	32,800,000	1,475,000	-	-	1,475,000
Share-based compensation	-	-	-	-	15,754	-	15,754
Net loss	-	-	-	-	-	(1,034,497)	(1,034,497)
Dividends on Series B preferred stock	-	-	-	-	-	(159,777)	(159,777)
Balances, June 30, 2014	5,370,027	$3,833,872	88,991,074	$61,171,609	$4,573,477	$(54,171,715)	$15,407,243

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities

Net loss	$(1,034,497)	$(1,535,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(11,000)	-
Depreciation and depletion	3,399	5,942
Share-based compensation expense	15,754	223,888
Amortization of debt discount	7,218	21,381
Changes in operating assets and liabilities:
Other current assets	(24,149)	5,573
Current liabilities	(173,794)	594,801
Other long term liabilities	(8,102)	(6,002)
Net cash used in operating activities	(1,225,171)	(689,441)

Cash Flows from Investing Activities

Additions to oil and gas properties	(16,372)	(123,624)
Proceeds from sale of furniture, fixtures and equipment	11,000	-
Net cash used in investing activities	(5,372)	(123,624)

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	1,600,000	537,500
Payment of issuance costs	(125,000)	-
Proceeds from promissory notes	-	85,000
Repayment of promissory notes	(75,000)	-
Proceeds from related party notes	-	255,000
Net cash provided by financing activities	1,400,000	877,500

Net Increase in Cash and Cash Equivalents	169,457	64,435

Cash and Cash Equivalents
Beginning of period	10,857	59,432
End of period	$180,314	$123,867

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$107,812	$7,990
Cash paid for income taxes	$1,600	$9,664

Non-Cash Transactions
Accrual of dividends on preferred stock	$159,777	$160,020
Conversion of preferred stock to common stock	$-	$39,730
Issuance costs paid in shares of common stock	$40,000	$-
Fair value of warrants issued in connection with promissory notes and private placements	$-	$153,951
Rescission of common stock and warrants	$-	$250,000
Fair value of warrants cancelled in connection with rescission of common stock	$-	$40,070

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of GeoPetro Resources Company ("we," "us," "our," "GeoPetro" or the "Company") are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in GeoPetro's Annual Report on Form 10-K for the year ended December 31, 2013.

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

2.       LIQUIDITY

As of June 30, 2014, we had a cash balance of $180,314 and a working capital deficit of $7,781,263. For the six months ended June 30, 2014, our cash used in operating activities amounted to $1,225,171.  Our results of operations have resulted in an accumulated deficit of $54,171,715 from inception through the six months ended June 30, 2014. If capital is available, we estimate that our investment needs for the remainder of fiscal year 2014 and 2015 will amount to $6,350,000 related to our natural gas properties within the Madisonville field and our California properties.

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

GeoPetro's ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate additional financing.  GeoPetro's management continues to renegotiate the terms of its existing borrowing arrangements and raise additional capital through debt and equity issuances. These conditions raise doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of June 30, 2014, reworking operations are continuing.

On May 14, 2014, the Merger Agreement between the Company, MCW Energy Group Limited (“MCW”) and MCW CA SUB was terminated by mutual written consent. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing but which MCW was not able to complete.

As of June 30, 2014, Stuart J. Doshi, President and CEO, has advanced to the Company loans totaling $851,000.  The notes bear interest at 10% per annum and are payable on demand. As of June 30, 2014, a Company Director has advanced to the Company a loan in the amount of $50,000. The note bears interest at 10% per annum and matured in June 2014.

3.      LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of June 30,
	2014	2013
Stock options	895,000	1,055,000
Warrants	4,389,740	8,646,890
Convertible promissory note	200,000	-
Convertible preferred stock, Series B	5,370,027	5,370,027

All of the common shares underlying the stock options, warrants, convertible promissory note and convertible preferred stock, Series B above were excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2014 and 2013 respectively because their effects were considered antidilutive.

4.      OIL AND GAS PROPERTIES

There were no material changes to oil and gas properties from those disclosed in the audited annual consolidated financial statements for the year ended December 31, 2013 other than those discussed below.

The Company has proved undeveloped reserves included in the carrying value of its proved properties.  The Company believes that capital will be raised to further develop these reserves, however, if such capital is not raised, the Company may be required to impair the Proved property asset in the future.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of June 30, 2014, reworking operations are continuing.

5.       NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

As of June 30, 2014 and December 31, 2013 debt consisted of the following:

	June 30, 2014	December 31, 2013
Current
Related party notes	$901,000	$901,000
Promissory notes	2,855,000	2,920,000
Less discount on promissory notes	(8,398)	(12,235)
Net current notes payable	3,747,602	3,808,765

Long Term
Promissory notes	75,000	85,000
Less discount on promissory notes	(1,737)	(5,118)
Net long term notes payable	73,263	79,882

Total	$3,820,865	$3,888,647

6.      INCOME TAXES

Income tax expense for the three and six month periods ending June 30, 2014 and 2013 consists of minimum state taxes.

The effective income tax rates for the three and six month periods ending June 30, 2014 and 2013 were negligible, primarily due to the Company's loss position and the deferred tax asset being 100% reserved.

7.      STOCKHOLDERS' EQUITY

During the period of January through June 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $1,600,000, and represented the sale of 32,000,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $125,000 and 800,000 common shares valued at $40,000. We agreed to grant "piggyback" registration rights to the investors with respect to the shares of common stock.

 8.     COMMON STOCK OPTIONS

In June 2014, 60,000 common stock options with an exercise price of $1.00 per share expired.

As of June 30, 2014 the Company has 895,000 common stock options outstanding with a weighted average exercise price of $0.24 per share.

For the six month period ended June 30, 2014 the Company recorded share-based compensation of $15,754 for stock option expense.

9.      COMMON STOCK WARRANTS

During the period of January through April 2014, warrants for 655,965 shares with an exercise price of $1.00 per share expired.

In March 2014, warrants for 1,025,164 shares with an exercise price of $0.75 per share expired.

In March 2014, warrants for 100,000 shares with an exercise price of $5.25 per share expired.

During the period of May through June 2014, warrants for 66,500 shares with an exercise price of $0.50 per share expired.

As of June 30, 2014 we have reserved 4,389,740 shares of common stock for the exercise of our stock purchase warrants.

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for substantially all of our revenues for 2014. We expect the majority of our capital expenditures for the remainder of 2014 and for 2015 will be for the Madisonville Project and will approximate $6.2 million. These capital expenditures will only be incurred if additional financing is available.

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of June 30, 2014, reworking operations are continuing.

On May 14, 2014, the Merger Agreement between the Company, MCW Energy Group Limited (“MCW”) and MCW CA SUB was terminated by mutual written consent. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing but which MCW was not able to complete.

Results of Operations

The financial information with respect to the three and six months ended June 30, 2014 and 2013 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Consolidated Statement of Operations:
Revenues	$-	$-	$-	$-
Plant operations	36,247	75,496	74,154	160,463
Lease operations	48,298	67,444	128,749	94,272
General and administrative	332,213	537,816	671,866	1,110,093
Depreciation and depletion	1,236	2,714	3,399	5,942
Loss from operations	(417,994)	(683,470)	(878,168)	(1,370,770)
Net loss	(490,974)	(768,164)	(1,034,497)	(1,535,024)
Net loss applicable to common shareholders	$(571,304)	$(848,493)	$(1,194,274)	$(1,695,044)

Revenue and Operating Trends

For the three and six months ended June 30, 2014, we did not generate any revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project. The Madisonville Field had been temporarily shut-in since April 2012 due to low natural gas prices. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of June 30, 2014, reworking operations are continuing.

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

Industry Overview for the three and six months ended June 30, 2014

Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage. Increased production from shale gas will continue to impact natural gas pricing for the foreseeable future.

Company Overview for the three and six months ended June 30, 2014

Our net loss applicable to common shareholders for the three and six months ended June 30, 2014 was $571,304 and $1,194,274, respectively.  The Company did not generate any revenue for the three and six months ended June 30, 2014. The Madisonville Field had been temporarily shut-in since April 2012 due to low natural gas prices. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of June 30, 2014, reworking operations are continuing.

Comparison of Results of Operations for the three months ended June 30, 2014 and 2013

We had no gross natural gas revenues for the three months ended June 30, 2014 and June 30, 2013.  This was due to the temporary shut-in of the Madisonville Field as a result of low natural gas prices in 2013 and the reworking operations in 2014.

Plant operating expenses for the three months ended June 30, 2014 were $36,247 as compared to $75,496 for the three months ended June 30, 2013.  The decrease in plant operating expenses of $39,249 or 52% was primarily attributable to lower salary expense due to a reduction of 1 employee. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the three months ended June 30, 2014 were $48,298.  Lease operating expenses for the three months ended June 30, 2013 were $67,444. The decrease in total lifting cost of $19,146 or 28% was primarily attributable to shut-in royalties.

General and administrative expenses ("G&A") for the three months ended June 30, 2014 were $332,213 as compared to $537,816 for the three months ended June 30, 2013. The decrease in G&A of $205,603 or 38% was primarily attributable to a decrease in share-based compensation due to expiring options and costs associated with the Company's NYSE MKT listing in 2013.

Depreciation, depletion and amortization expense ("DD&A") for the three months ended June 30, 2014 was $1,236 as compared to $2,714 for the three months ended June 30, 2013.  The 54% decrease was primarily attributable to reduced depreciation as a result of certain assets fully depreciating.

The loss from operations for the three months ended June 30, 2014 was $417,994 as compared to $683,470 for the three months ended June 30, 2013. The decrease in the loss from operations was primarily attributable to a decrease in share-based compensation due to expiring options and costs associated with the Company's NYSE MKT listing in 2013.

Interest expense for the three months ended June 30, 2014 was $83,650 as compared to $87,675 for the three months ended June 30, 2013.  The lower interest expense in the 2014 period was primarily attributable to higher amortization of debt discount in 2013.

Comparison of Results of Operations for the six months ended June 30, 2014 and 2013

We had no gross natural gas revenues for the six months ended June 30, 2014 and June 30, 2013. This was due to the temporary shut-in of the Madisonville Field as a result of low natural gas prices in 2013 and the reworking operations in 2014.

Plant operating expenses for the six months ended June 30, 2014 were $74,154 as compared to $160,463 for the six months ended June 30, 2013.  The decrease in plant operating expenses of $86,309 or 54% was primarily attributable to lower salary expense due to a reduction of 1 employee. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the six months ended June 30, 2014 were $128,749. Lease operating expenses for the six months ended June 30, 2013 were $94,272. The increase in total lifting cost of $34,477 or 37% was primarily attributable to the commencement of reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production.

General and administrative expenses ("G&A") for the six months ended June 30, 2014 were $671,866 as compared to $1,110,093 for the six months ended June 30, 2013. The decrease in G&A of $438,227 or 39% was primarily attributable to legal costs associated with the MCW merger incurred in 2013 and a decrease in share-based compensation due to expiring options.

Depreciation, depletion and amortization expense ("DD&A") for the six months ended June 30, 2014 was $3,399 as compared to $5,942 for the six months ended June 30, 2013. The 43% decrease was primarily attributable to reduced depreciation as a result of certain assets fully depreciating.

The loss from operations for the six months ended June 30, 2014 was $878,168 as compared to $1,370,770 for the six months ended June 30, 2013. The decrease in the loss from operations was primarily attributable to legal costs associated with the MCW merger incurred in 2013 and a decrease in share-based compensation due to expiring options.

Interest expense for the six months ended June 30, 2014 was $172,228 as compared to $168,242 for the six months ended June 30, 2013.  The higher interest expense in the 2014 period was primarily attributable to the increase in related party notes.

Recent Developments

During the period of January through June 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $1,600,000, and represented the sale of 32,000,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $125,000 and 800,000 common shares. We agreed to grant "piggyback" registration rights to the investors with respect to the shares of common stock.

On May 14, 2014, the Merger Agreement between the Company, MCW Energy Group Limited (“MCW”) and MCW CA SUB was terminated by mutual written consent. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing but which MCW was not able to complete.

Liquidity and Capital Resources

We had a working capital deficit of $7,781,263 at June 30, 2014 versus $8,034,168 at December 31, 2013. Our working capital deficit decreased during the six months ended June 30, 2014 due primarily to the increase in cash as a result of the sale of common shares and a reduction in trade payables.

Our cash balance at June 30, 2014 was $180,314 as compared to $10,857 at December 31, 2013. The change in our cash balance is summarized as follows:

Cash balance at January 1, 2014	$10,857
Sources of cash:
Cash provided by financing activities	1,400,000
Total sources of cash including cash on hand	1,410,857

Uses of cash:
Cash used in operating activities	(1,225,171)
Cash used in investing activities	(5,372)
Total uses of cash	(1,230,543)

Cash balance at June 30, 2014	$180,314

Net cash used in operating activities of $1,225,171 and $689,441 for the six months ended June 30, 2014 and 2013 respectively are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, issuances of preferred shares, issuances of promissory notes and the exercise of common share purchase warrants and options. These financings are summarized as follows:

	Six Months Ended June 30,
	2014	2013
Proceeds from issuance of common shares and warrants	$1,600,000	$537,500
Payment of issuance costs	(125,000)	-
Proceeds from promissory notes	-	85,000
Repayment of promissory notes	(75,000)	-
Proceeds from related party notes	-	255,000
Net cash provided by financing activities	$1,400,000	$877,500

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and to invest in oil and natural gas properties. These investments totaled $16,372 and $123,624 for the six months ended June 30, 2014 and 2013, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. See "Outlook for 2014/2015 Capital" for a description of our expected capital expenditures for 2014/2015. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

We plan further leasehold acquisitions for the remainder of 2014 and future periods.  Exploratory and developmental drilling is scheduled during 2014 and future periods on our undeveloped properties.  We will need additional financing to continue our operations and our planned development activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

As discussed in the "Outlook for 2014/2015 Capital", we are forecasting capital expenditures of $6.4 million during the remainder of 2014 and 2015. We will need to obtain adequate sources of cash to fund these anticipated capital expenditures, to fund ongoing operations and to follow through with our plans for continued investments in oil and gas properties. Our success, in part, depends on our ability to generate additional financing and/or farmout certain of our projects.

GeoPetro's ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate additional financing.  GeoPetro's management continues to renegotiate the terms of its existing borrowing arrangements and raise additional capital through debt and equity issuances. These conditions raise doubt about the Company's ability to continue as a going concern.

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no material changes to our contractual obligations since December 31, 2013 except items described in "Recent Developments".

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

Outlook for 2014/2015 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $6,350,000 during the remainder of 2014 and 2015, allocated as follows:

1.

Madisonville Project, Madison County, Texas - Approximately $6,150,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover; $1,500,000 toward the fracture stimulation and hook up costs of the Wilson well and $4,000,000 for the expansion of the gas treatment plant.

2.	California - Approximately $200,000 to be utilized for land and permitting costs.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above should other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund all of the capital expenditures listed above. We may, in our discretion, fund the foregoing planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and/or a combination of all four. The Madisonville Project forecasted capital expenditures will play an important part in the Company achieving its 2014 and 2015 cash flow projections.  See "Liquidity and Capital Resources."

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

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Risks and Uncertainties

There are a number of risks that face participants in the oil and natural gas industry, including a number of risks that face us in particular. Accordingly, there are risks involved in an ownership of our securities. See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the principal risks faced by us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  Based on this evaluation, we have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

Unregistered Sales of Securities

During the period of January through June 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $1,600,000, and represented the sale of 32,000,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $125,000 and 800,000 common shares. We agreed to grant "piggyback" registration rights to the investors with respect to the shares of common stock.

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

101 (1)

The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1) Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2014.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Vice President of Finance