Form 10-Q
period 2014-09-30
GEOPETRO RESOURCES CO
filed 2014-11-14
CIK 1116927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 89,353,074 shares of no par value common stock outstanding on November 13, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(1)
ASSETS

Current Assets
Cash and cash equivalents	$7,127	$10,857
Accounts receivable-other	16,644	16,644
Prepaid expenses	59,803	34,719
Total current assets	83,574	62,220

Oil and Gas Properties, at cost (full cost method)
Unproved properties	2,659,248	2,626,860
Proved properties	57,151,646	57,129,646
Gas processing plant, at cost	5,533,910	5,533,910
Less-accumulated depletion, depreciation, and impairment	(41,991,589)	(41,991,589)
Net oil and gas properties	23,353,215	23,298,827

Furniture, Fixtures and Equipment, at cost, net of depreciation	12,763	17,398
Other Assets	49,336	36,733
Total Assets	$23,498,888	$23,415,178

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade payables and accrued expenses	$2,154,987	$2,152,029
Current portion of notes payable	2,848,165	2,907,987
Notes payable - related party	901,000	900,778
Interest payable	513,161	377,572
Preferred dividends payable	1,436,009	1,196,236
Other taxes payable	192,717	233,942
Royalty owners payable	327,840	327,844
Total current liabilities	8,373,879	8,096,388

Long Term Notes Payable, net of current portion	124,840	79,882
Asset Retirement Obligations	75,000	75,000
Other Long Term Liabilities	40,292	53,145
Total Liabilities	8,614,011	8,304,415

Shareholders' Equity
Series B preferred stock, no par value; 7,523,000 shares authorized; 5,185,027 and 5,370,027 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively. Liquidation preference of $3,888,770 and $4,027,520 at September 30, 2014 and December 31, 2013, respectively.	3,695,122	3,833,872
Common stock, no par value; 100,000,000 shares authorized; 89,236,074 and 56,191,074 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	61,312,159	59,696,609
Additional paid-in capital	4,580,360	4,557,723
Accumulated deficit	(54,702,764)	(52,977,441)
Total shareholders' equity	14,884,877	15,110,763
Total Liabilities and Shareholders' Equity	$23,498,888	$23,415,178

(1) Derived from the December 31, 2013 audited consolidated financial statements.

See accompanying notes to these unaudited consolidated financial statements

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2014	2013
Revenues
Natural gas sales	$-	$-

Costs and Expenses
Plant operations	31,007	106,459
Lease operations	24,951	32,061
General and administrative	308,183	346,349
Depreciation and depletion	1,236	2,699
Total costs and expenses	365,377	487,568

Loss from operations	(365,377)	(487,568)

Other Income (Expense)
Interest expense	(85,686)	(89,512)
Interest income	17	-
Other income (expense)	(7)	1
Gain on sale	-	-
Total other income (expense)	(85,676)	(89,511)

Loss Before Taxes	(451,053)	(577,079)

Income tax expense	-	-

Net Loss	(451,053)	(577,079)

Preferred stock dividend	(79,996)	(81,213)

Net Loss Applicable to Common Shareholders	$(531,049)	$(658,292)

Net Loss Per Common Share Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding basic and diluted	89,101,454	52,217,161

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2014	2013
Revenues
Natural gas sales	$-	$-

Costs and Expenses
Plant operations	105,161	266,922
Lease operations	153,700	126,333
General and administrative	980,049	1,456,442
Depreciation and depletion	4,635	8,641
Total costs and expenses	1,243,545	1,858,338

Loss from operations	(1,243,545)	(1,858,338)

Other Income (Expense)
Interest expense	(257,914)	(257,754)
Interest income	28	-
Other income	6,481	5,589
Gain on sale	11,000	-
Total other income (expense)	(240,405)	(252,165)

Loss Before Taxes	(1,483,950)	(2,110,503)

Income tax expense	(1,600)	(1,600)

Net Loss	(1,485,550)	(2,112,103)

Preferred stock dividend	(239,773)	(241,233)

Net Loss Applicable to Common Shareholders	$(1,725,323)	$(2,353,336)

Net Loss Per Common Share Basic and Diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding basic and diluted	78,958,766	49,921,060

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2014	5,370,027	$3,833,872	56,191,074	$59,696,609	$4,557,723	$(52,977,441)	$15,110,763
Conversion of preferred stock to common stock	(185,000)	(138,750)	185,000	138,750	-	-	-
Issuance of common stock for cash, net of issuance costs	-	-	32,800,000	1,475,000	-	-	1,475,000
Share-based compensation	-	-	60,000	1,800	22,637	-	24,437
Net loss	-	-	-	-	-	(1,485,550)	(1,485,550)
Dividends on Series B preferred stock	-	-	-	-	-	(239,773)	(239,773)
Balances, September 30, 2014	5,185,027	$3,695,122	89,236,074	$61,312,159	$4,580,360	$(54,702,764)	$14,884,877

See accompanying notes to these unaudited consolidated financial statements.

GEOPETRO RESOURCES COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities

Net loss	$(1,485,550)	$(2,112,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale	(11,000)	-
Depreciation and depletion	4,635	8,641
Share-based compensation expense	24,437	231,765
Amortization of debt discount	10,858	31,572
Changes in operating assets and liabilities:
Other current assets	(37,687)	9,558
Current liabilities	77,546	930,415
Other long term liabilities	(12,853)	(9,703)
Net cash used in operating activities	(1,429,614)	(909,855)

Cash Flows from Investing Activities

Additions to oil and gas properties	(34,616)	(203,122)
Proceeds from dispositions of oil and gas properties	-	63,275
Proceeds from sale of furniture, fixtures and equipment	11,000	-
Net cash used in investing activities	(23,616)	(139,847)

Cash Flows from Financing Activities

Proceeds from issuance of common shares and warrants	1,600,000	675,500
Payment of issuance costs	(125,000)	-
Proceeds from promissory notes	55,000	105,000
Repayment of promissory notes	(75,000)	-
Payment of loan fees	(5,500)	-
Proceeds from related party notes	-	312,000
Net cash provided by financing activities	1,449,500	1,092,500

Net Increase (Decrease) in Cash and Cash Equivalents	(3,730)	42,798

Cash and Cash Equivalents
Beginning of period	10,857	59,432
End of period	$7,127	$102,230

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$111,467	$44,360
Cash paid for income taxes	$1,600	$9,664

Non-Cash Transactions
Accrual of dividends on preferred stock	$239,773	$241,233
Conversion of preferred stock to common stock	$138,750	$39,730
Issuance costs paid in shares of common stock	$40,000	$-
Fair value of warrants issued in connection with promissory notes and private placements	$-	$156,034
Rescission of common stock and warrants	$-	$250,000
Fair value of warrants cancelled in connection with rescission of common stock	$-	$40,070

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

2.      LIQUIDITY

As of September 30, 2014, we had a cash balance of $7,127 and a working capital deficit of $8,290,305. For the nine months ended September 30, 2014, our cash used in operating activities amounted to $1,429,614.  Our results of operations have resulted in an accumulated deficit of $54,702,764 from inception through the nine months ended September 30, 2014. If capital is available, we estimate that our investment needs for the remainder of 2014 and 2015 will amount to $6,350,000 related to our natural gas properties within the Madisonville field and our California properties.

 Exploratory and developmental drilling is scheduled during future periods on our undeveloped properties.  We also plan further leasehold acquisitions in the future.  We will need additional financing to continue our operations and our planned development activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

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

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of September 30, 2014, reworking operations are continuing.

On May 14, 2014, the Merger Agreement between the Company, MCW Energy Group Limited ("MCW") and MCW CA SUB was terminated by mutual written consent. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing but which MCW was not able to complete.

As of September 30, 2014, Stuart J. Doshi, President and CEO, has advanced to the Company loans totaling $851,000.  The notes bear interest at 10% per annum and are payable on demand. As of September 30, 2014, a Company Director has advanced to the Company a loan in the amount of $50,000. The note bears interest at 10% per annum.

3.      LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	As of September 30,
	2014	2013
Stock options	895,000	1,055,000
Warrants	4,379,740	6,822,165
Convertible promissory notes	200,000	-
Convertible preferred stock, Series B	5,185,027	5,370,027

All of the common shares underlying the stock options, warrants, convertible promissory notes and convertible Series B preferred stock above were excluded from diluted weighted average shares outstanding for the three and nine months ended September 30, 2014 and 2013 respectively because their effects were considered antidilutive.

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

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices.  In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of September 30, 2014, reworking operations are continuing.

5.     DEBT

As of September 30, 2014 and December 31, 2013 debt consisted of the following:

	September 30, 2014	December 31, 2013
Current
Related party notes	$901,000	$901,000
Promissory notes	2,855,000	2,920,000
Less discount on promissory notes	(6,835)	(12,235)
Net current notes payable	3,749,165	3,808,765

Long Term
Promissory notes (a)	130,000	85,000
Less discount on promissory notes	(5,160)	(5,118)
Net long term notes payable	124,840	79,882

Total	$3,874,005	$3,888,647

(a)   During the period of August through September 2014, the Company issued convertible promissory notes totaling $55,000 with maturity dates of October 2015.  The notes bear an annual rate of five percent (5%), with such interest payable at maturity.  Upon certain events prior to maturity, the outstanding principal plus accrued but unpaid interest shall automatically convert into common stock of GeoPetro at a conversion price of $0.05 per share. In conjunction with the loans, the Company incurred loan fees of $5,500.

6.      INCOME TAXES

Income tax expense for the three and nine month periods ending September 30, 2014 and 2013 consists of minimum state taxes.

The effective income tax rates for the three and nine month periods ending September 30, 2014 and 2013 were negligible, primarily due to the Company's loss position and the deferred tax asset being 100% reserved.

7.      STOCKHOLDERS' EQUITY

During the period of January through September 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $1,600,000, and represented the sale of 32,000,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $125,000 and 800,000 common shares valued at $40,000. We agreed to grant "piggyback" registration rights to the investors with respect to the shares of common stock.

In August 2014, we agreed to issue 60,000 shares of common stock to our independent directors. The shares were valued at the closing price of $0.03 per share and have been recorded as share-based compensation in the financial statements.  The aggregate value of the shares issued was $1,800.  We agreed to grant "piggyback" registration rights to the directors with respect to the shares of common stock.

8.     COMMON STOCK OPTIONS

In June 2014, 60,000 common stock options with an exercise price of $1.00 per share expired.

As of September 30, 2014 the Company has 895,000 common stock options outstanding with a weighted average exercise price of $0.24 per share.

For the nine month period ended September 30, 2014 the Company recorded share-based compensation of $22,637 for stock option expense.

9.     COMMON STOCK WARRANTS

During the period of January through April 2014, warrants for 655,965 shares with an exercise price of $1.00 per share expired.

In March 2014, warrants for 1,025,164 shares with an exercise price of $0.75 per share expired.

In March 2014, warrants for 100,000 shares with an exercise price of $5.25 per share expired.

During the period of May through August 2014, warrants for 76,500 shares with an exercise price of $0.50 per share expired.

As of September 30, 2014 we have reserved 4,379,740 shares of common stock for the exercise of our stock purchase warrants.

10.   SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

During the period of October through November 2014, the Company issued convertible promissory notes totaling $45,000 with maturity dates of October 2015. The notes bear an annual interest rate of five percent (5%).

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

Since 2003, substantially all of our revenue has been generated from natural gas sales derived from the Madisonville Field in East Texas under spot gas purchase contracts at market prices. Natural gas sales from the Madisonville Field are expected to account for all of our revenues for 2014, if any. We expect the majority of our capital expenditures for the remainder of 2014 and for 2015 will be for the Madisonville Project and will approximate $6.2 million. These capital expenditures will only be incurred if additional financing is available. The Company is actively working to obtain additional debt and/or equity financing.

As a result of the Company's liquidity issues, it may be required to sell certain assets, including reserves, and/or raise capital with terms that may not be as favorable as might otherwise be available.

In April 2012, the Company's wholly-owned subsidiary, Redwood Energy Production, L.P., elected to temporarily shut-in its natural gas production at the Madisonville Field, Madison County, Texas in light of depressed natural gas prices. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of September 30, 2014, reworking operations are continuing.

On May 14, 2014, the Merger Agreement between the Company, MCW Energy Group Limited ("MCW") and MCW CA SUB was terminated by mutual written consent. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing but which MCW was not able to complete.

Results of Operations

The financial information with respect to the three and nine months ended September 30, 2014 and 2013 as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$-	$-	$-	$-
Plant operations	31,007	106,459	105,161	266,922
Lease operations	24,951	32,061	153,700	126,333
General and administrative	308,183	346,349	980,049	1,456,442
Depreciation and depletion	1,236	2,699	4,635	8,641
Loss from operations	(365,377)	(487,568)	(1,243,545)	(1,858,338)
Net loss	(451,053)	(577,079)	(1,485,550)	(2,112,103)
Net loss applicable to common shareholders	$(531,049)	$(658,292)	$(1,725,323)	$(2,353,336)

Revenue and Operating Trends

For the three and nine months ended September 30, 2014, we did not generate any revenues to cover the plant operating expenses and lease operating expenses in our Madisonville Project. The Madisonville Field had been temporarily shut-in since April 2012 due to low natural gas prices. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of September 30, 2014, reworking operations are continuing.

Subject to capital availability, we plan to workover the Mitchell #1 well and to frac and connect via gathering line the Wilson #1 well during the remainder of 2014 and 2015. Once the above production enhancements are completed, the Company expects the combined Rodessa formation production to increase from recent production levels. The Company also has plans to expand the natural gas treatment plant capability from the current design capacity of 18 MMcf/d to 30 MMcf/d.

While there can be no assurance, our goal is to complete the expansion to the plant and increase the production rates from our wells which may result in higher net production and increased revenue in 2015 as compared to 2013 and prior periods. To accomplish the plant expansion we will need to raise additional capital in 2014 and 2015. Due to our liquidity concerns, funds may not be available, or may not be available on favorable terms. If we are unable to raise the necessary capital, we may have to delay our plans for expansion or reduce the scope of our operations.

Industry Overview for the three and nine months ended September 30, 2014

Fluctuations in the price for natural gas are closely associated with customer demand relative to the volumes produced and the level of inventory in underground storage. Increased production from shale gas will continue to impact natural gas pricing for the foreseeable future.

Company Overview for the three and nine months ended September 30, 2014

Our net loss applicable to common shareholders for the three and nine months ended September 30, 2014 was $531,049 and $1,725,323, respectively. The Company did not generate any revenue for the three and nine months ended September 30, 2014. The Madisonville Field had been temporarily shut-in since April 2012 due to low natural gas prices. In March 2014, the Company commenced reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production. As of September 30, 2014, reworking operations are continuing.

Comparison of Results of Operations for the three months ended September 30, 2014 and 2013

We had no gross natural gas revenues for the three months ended September 30, 2014 and 2013. This was due to the temporary shut-in of the Madisonville Field as a result of low natural gas prices in 2013 and the reworking operations in 2014.

Plant operating expenses for the three months ended September 30, 2014 were $31,007 as compared to $106,459 for the three months ended September 30, 2013.  The decrease in plant operating expenses of $75,452 or 71% was primarily attributable to a decrease in ad valorem taxes.  When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the three months ended September 30, 2014 were $24,951. Lease operating expenses for the three months ended September 30, 2013 were $32,061. The decrease in total lifting cost of $7,110 or 22% was primarily attributable to a decrease in ad valorem taxes.

General and administrative expenses ("G&A") for the three months ended September 30, 2014 were $308,183 as compared to $346,349 for the three months ended September 30, 2013. The decrease in G&A of $38,166 or 11% was primarily attributable to a decrease in professional fees.

Depreciation, depletion and amortization expense ("DD&A") for the three months ended September 30, 2014 was $1,236 as compared to $2,699 for the three months ended September 30, 2013. The 54% decrease was primarily attributable to reduced depreciation as a result of certain assets fully depreciating.

The loss from operations for the three months ended September 30, 2014 was $365,377 as compared to $487,568 for the three months ended September 30, 2013. The decrease in the loss from operations was primarily attributable to the decrease in ad valorem taxes and professional fees.

Interest expense for the three months ended September 30, 2014 was $85,686 as compared to $89,512 for the three months ended September 30, 2013.

Comparison of Results of Operations for the nine months ended September 30, 2014 and 2013

We had no gross natural gas revenues for the nine months ended September 30, 2014 and 2013. This was due to the temporary shut-in of the Madisonville Field as a result of low natural gas prices in 2013 and the reworking operations in 2014.

Plant operating expenses for the nine months ended September 30, 2014 were $105,161 as compared to $266,922 for the nine months ended September 30, 2013. The decrease in plant operating expenses of $161,761 or 61% was primarily attributable to lower salary expense due to a reduction of 1 employee and a decrease in ad valorem taxes. When operations resume at the plant, expenses will increase from current levels.

Lease operating expenses for the nine months ended September 30, 2014 were $153,700. Lease operating expenses for the nine months ended September 30, 2013 were $126,333. The increase in total lifting cost of $27,367 or 22% was primarily attributable to the commencement of reworking operations on the Magness #1 and Fannin #1 wells in the Madisonville Field in anticipation of restoring production.

General and administrative expenses ("G&A") for the nine months ended September 30, 2014 were $980,049 as compared to $1,456,442 for the nine months ended September 30, 2013. The decrease in G&A of $476,393 or 33% was primarily attributable to legal costs associated with the MCW merger incurred in 2013 and a decrease in share-based compensation due to expiring options.

Depreciation, depletion and amortization expense ("DD&A") for the nine months ended September 30, 2014 was $4,635 as compared to $8,641 for the nine months ended September 30, 2013.  The 46% decrease was primarily attributable to reduced depreciation as a result of certain assets fully depreciating.

The loss from operations was $1,243,545 for the nine months ended September 30, 2014 as compared to $1,858,338 for the nine months ended September 30, 2013. The decrease in the loss from operations was primarily attributable to legal costs associated with the MCW merger incurred in 2013 and a decrease in share-based compensation due to expiring options.

Interest expense for the nine months ended September 30, 2014 was $257,914 as compared to $257,754 for the nine months ended September 30, 2013.

Recent Developments

During the period of January through September 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $1,600,000, and represented the sale of 32,000,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $125,000 and 800,000 common shares. We agreed to grant "piggyback" registration rights to the investors with respect to the shares of common stock.

On May 14, 2014, the Merger Agreement between the Company, MCW Energy Group Limited ("MCW") and MCW CA SUB was terminated by mutual written consent. A material consideration for GeoPetro to pursue the merger was the Parent Financing of $20,000,000 which was to be completed prior to closing but which MCW was not able to complete.

In August 2014, we agreed to issue 60,000 shares of common stock to our independent directors. The shares were valued at the closing price of $0.03 per share and have been recorded as share-based compensation in the financial statements.  The aggregate value of the shares issued was $1,800.  We agreed to grant "piggyback" registration rights to the directors with respect to the shares of common stock.

During the period of August through September 2014, the Company issued convertible promissory notes totaling $55,000 with maturity dates of October 2015.  The notes bear an annual rate of five percent (5%), with such interest payable at maturity.  Upon certain events prior to maturity, the outstanding principal plus accrued but unpaid interest shall automatically convert into common stock of GeoPetro at a conversion price of $0.05 per share. In conjunction with the loans, the Company incurred loan fees of $5,500.

During the period of October through November 2014, the Company issued convertible promissory notes totaling $45,000 with maturity dates of October 2015. The notes bear an annual interest rate of five percent (5%).

Liquidity and Capital Resources

We had a working capital deficit of $8,290,305 at September 30, 2014 versus $8,034,168 at December 31, 2013. Our working capital deficit increased during the nine months ended September 30, 2014 due primarily to the increase in interest and dividends payable.

Our cash balance at September 30, 2014 was $7,127 as compared to $10,857 at December 31, 2013. The change in our cash balance is summarized as follows:

Cash balance at December 31, 2013	$10,857
Sources of cash:
Cash provided by financing activities	1,449,500
Total sources of cash including cash on hand	1,460,357

Uses of cash:
Cash used in operating activities	(1,429,614)
Cash used in investing activities	(23,616)
Total uses of cash	(1,453,230)

Cash balance at September 30, 2014	$7,127

Net cash used in operating activities of $1,429,614 and $909,855 for the nine months ended September 30, 2014 and 2013 respectively are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, issuances of preferred shares, issuances of promissory notes and the exercise of common share purchase warrants and options. These financings are summarized as follows:

	Nine Months Ended September 30,
	2014	2013
Proceeds from issuance of common shares and warrants	$1,600,000	$675,500
Payment of issuance costs	(125,000)	-
Proceeds from promissory notes	55,000	105,000
Repayment of promissory notes	(75,000)	-
Payment of loan fees	(5,500)	-
Proceeds from related party notes	-	312,000
Net cash provided by financing activities	$1,449,500	$1,092,500

The net proceeds of our equity and note financings have been primarily used to satisfy working capital requirements and to invest in oil and natural gas properties. These investments totaled $34,616 and $203,122 for the nine months ended September 30, 2014 and 2013, respectively.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  Additional financing is required to carry out our business plan. See "Outlook for 2014/2015 Capital" for a description of our expected capital expenditures for the remainder of 2014 and for 2015. If we are unable to generate revenues necessary to finance our operations over the long-term, we may have to seek additional capital through the sale of our equity or borrowing. We periodically borrow funds through the issuance of short and long term promissory notes to finance our activities.

Exploratory and developmental drilling is scheduled during future periods on our undeveloped properties.  We also plan further leasehold acquisitions in the future.  We will need additional financing to continue our operations and our planned development activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, sell all or a portion of our gas plant, reduce general and administrative expenses, or a combination of all of these factors. Further, we have maturing debt obligations, debt service and lease obligations that will require cash payments.

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

Outlook for 2014/2015 Capital

Depending on capital availability, we are forecasting capital spending of up to approximately $6,350,000 during the remainder of 2014 and 2015, allocated as follows:

1.

Madisonville Project, Madison County, Texas - Approximately $6,150,000 may be expended in the Madisonville Field area as follows: $650,000 for the Mitchell well workover, $1,500,000 towards the fracture stimulation and hook up costs of the Wilson well and $4,000,000 for the expansion of the gas treatment plant.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Going Concern. This standard requires management to evaluate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and whether or not it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The new standard will apply to all entities and will be effective for us in the fiscal year 2017, with early adoption permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

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

Interest Rate Risk. Interest rates on future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Currently, all of our loan agreements have fixed interest rates. We do not currently utilize hedging contracts to protect against interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Chairman and our Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  Based on this evaluation, we have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Securities and Use of Proceeds

Unregistered Sales of Securities

During the period of January through September 2014, we completed common stock sales through private placement transactions to certain accredited investors. Shares were priced at $0.05 per share. The total aggregate purchase price for the shares sold was $1,600,000, and represented the sale of 32,000,000 common shares.  In conjunction with the transactions, the Company incurred issuance costs of $125,000 and 800,000 common shares. We agreed to grant "piggyback" registration rights to the investors with respect to the shares of common stock.

In August 2014, we agreed to issue 60,000 shares of common stock to our independent directors. The shares were valued at the closing price of $0.03 per share.  The aggregate value of the shares issued was $1,800.  We agreed to grant "piggyback" registration rights to the directors with respect to the shares of common stock.

GeoPetro issued the aforementioned common shares in reliance on the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D thereunder. GeoPetro relied on the exemption from registration provided for under Section 4(2) of the Securities Act based in part on the representations made by the purchasers, including the representations with respect to each purchaser's status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each purchaser's investment intent with respect to the securities purchased.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with these transactions, and we provided the investors with disclosure of all material aspects of our business, including providing the investors, via the Company website, with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  We believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

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

101 (1)

The following materials from the GeoPetro Resources Company Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

        (1)      Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2014.

GEOPETRO RESOURCES COMPANY

By:	/s/ Stuart J. Doshi
Stuart J. Doshi
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Dale W. Dvoracek
Dale W. Dvoracek
Vice President of Finance